Form 10-Q
period 1994-12-31
HOGAN SYSTEMS INC
filed 1995-02-14
CIK 709139

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 1994

                                     OR

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from      to

                       Commission File Number: 0-12317

                             HOGAN SYSTEMS, INC.
           (Exact name of registrant as specified in its charter)

            DELAWARE                                          75-1558550
      (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                       Identification No.)

                             5080 Spectrum Drive
                                 Suite 400E
                             Dallas, Texas 75248
                  (Address of principal executive offices)
                                 (Zip code)

                               (214) 386-0020
            (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [ ]

As of January 31, 1995, there were 14,386,990 shares of the registrant's $.01 par value common stock outstanding.

                             HOGAN SYSTEMS, INC.


                                    INDEX

                        PART I. FINANCIAL INFORMATION

                                                                     Page No.
                                                                     --------
Item 1.    Financial Statements:

           Consolidated Balance Sheets - December 31, 1994
             and March 31, 1994. . . . . . . . . . . . . . . . . . . .   2-3

           Consolidated Statements of Income - Three-months and
             Nine-months ended December 31, 1994 and 1993. . . . . . .    4

           Consolidated Statements of Cash Flows -
             Nine-months ended December 31, 1994 and 1993. . . . . . .    5

           Notes to Consolidated Financial Statements. . . . . . . . .    6

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations . . . . . . . . . . .   7-9



                          PART II. OTHER INFORMATION


Item 6(a). Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . .   10

Item 6(b). Reports on Form 8-K . . . . . . . . . . . . . . . . . . . .   10

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11



Note: Items 1, 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

                             HOGAN SYSTEMS, INC.
                         CONSOLIDATED BALANCE SHEETS
                               (In thousands)

                                    ASSETS


                                             December 31,    March 31,
                                                 1994           1994
                                             ------------    ---------
Current assets:
  Cash and cash equivalents. . . . . . . . .    $ 2,636        $10,374
  Accounts receivable, net of
   allowance for doubtful accounts
   of $558 and $525. . . . . . . . . . . . .     31,568         35,484
  Prepaid expenses and other current
   assets .. . . . . . . . . . . . . . . . .      3,265          3,253
                                                -------        -------

   Total current assets. . . . . . . . . . .     37,469         49,111

Long-term receivables. . . . . . . . . . . .      1,026          1,204
Building at cost, net of accumulated
  depreciation of $33. . . . . . . . . . . .      2,840              -
Furniture, equipment and leasehold
  improvements at cost, net of
  accumulated depreciation of
  $7,601 and $6,365. . . . . . . . . . . . .      4,843          4,587
Software at cost, net of accumulated
  amortization of $5,863 and
  $5,201. .. . . . . . . . . . . . . . . . .     29,547         20,853
Other assets . . . . . . . . . . . . . . . .      6,286          6,936
                                                -------        -------

  Total assets. . . . . . . . . . . . . . .     $82,011        $82,691
                                                =======        =======

See accompanying notes to consolidated financial statements.

                             HOGAN SYSTEMS, INC.
                         CONSOLIDATED BALANCE SHEETS
                               (In thousands)

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                               December 31,    March 31,
                                                   1994           1994
                                               -----------     ---------

Current  liabilities:
  Accounts payable. . . . . . . . . . . . . .   $ 4,265        $ 3,630
  Accrued salary and employee
    benefits. . . . . . . . . . . . . . . . .     4,608          5,291
  Deferred maintenance revenue. . . . . . . .     8,973         10,097
  Deferred support. . . . . . . . . . . . . .     1,076            538
  Royalties payable . . . . . . . . . . . . .       620            957
  Other . . . . . . . . . . . . . . . . . . .     4,175          3,289
                                                -------        -------

    Total current liabilities . . . . . . . .    23,717         23,802

Deferred maintenance revenue. . . . . . . . .     3,585          4,115
Deferred income taxes . . . . . . . . . . . .     2,760          2,485
Other long-term liabilities . . . . . . . . .       276            160
                                                -------        -------

    Total liabilities . . . . . . . . . . . .    30,338         30,562
                                                -------        -------
Shareholders' equity:
  Preferred stock, no par value -
    authorized 1,000 shares - none issued
  Common stock, par value $.01 - authorized
    48,479 shares - issued 15,076 shares
    at December 31, 1994 and 15,070 shares
    at March 31, 1994 . . . . . . . . . . . .       151            151
  Capital in excess of par value. . . . . . .    44,652         44,625
  Foreign currency translation adjustments. .    (1,348)        (1,577)
  Retained earnings . . . . . . . . . . . . .    14,073         14,785
                                                -------        -------

                                                 57,528         57,984

     Less:  Treasury stock at cost,
        689 shares . . . . . . . . . . . . .     (5,855)        (5,855)
                                                -------        -------
        Shareholders' equity . . . . . . . .     51,673         52,129

     Total liabilities and shareholders'
        equity . . . . . . . . . . . . . . .    $82,011        $82,691
                                                =======        =======

See accompanying notes to consolidated financial statements.

                                 HOGAN SYSTEMS, INC.
                         CONSOLIDATED STATEMENTS OF INCOME
                        (In thousands, except per share data)

                                           Three               Nine
                                        Months Ended       Months Ended
                                        December 31,        December 31,
                                        1994     1993      1994     1993
                                        ----     ----      ----     ----
Revenues:
   Professional service fees. . . .  $15,481  $10,935    $44,753   $30,361
   License fees . . . . . . . . . .      717    4,647      6,859    10,484
   Maintenance fees . . . . . . . .    4,118    3,026     11,897     8,118
                                     -------  -------    -------   -------

    Total revenues. . . . . . . . .   20,316   18,608     63,509    48,963

Expenses:
   Professional services. . . . . .   11,732    8,865      35,877   24,023
   Development and product
     support. . . . . . . . . . . .    2,381    1,687       7,754    4,321
   Selling and marketing. . . . . .    3,544    3,128      10,702    9,551
   General and administrative . . .    2,012    1,858       6,030    5,382
                                     -------  -------     -------   ------
    Total expenses. . . . . . . . .   19,669   15,538      60,363   43,277
Operating income. . . . . . . . . .      647    3,070       3,146    5,686
Interest income, net. . . . . . . .      (69)     136           5      608
                                     -------  -------     -------  -------

Income before taxes . . . . . . . .      578    3,206       3,151    6,294

Provision for income taxes. . . . .      271    1,548       1,421    2,850
                                     -------  -------     -------   ------
Income before cumulative effect
   of accounting change . . . . . .      307    1,658       1,730    3,444
Cumulative effect of change in
   accounting for income taxes. . .        -        -           -      350
                                     -------   ------     -------  -------
Net income. . . . . . . . . . . . .  $   307  $ 1,658     $ 1,730  $ 3,794
                                     =======  =======     =======  =======
Per share data:
   Income before cumulative
    effect of accounting change . .    $0.02    $0.11       $0.12    $0.23
                                       =====    =====       =====    =====
   Net income . . . . . . . . . . .    $0.02    $0.11       $0.12    $0.25
                                       =====    =====       =====    =====

   Weighted average number
    of common shares. . . . . . . .   14,631   15,122      14,837   15,294

See accompanying notes to consolidated financial statements.

                              HOGAN SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                                     Nine months
                                                  Ended December 31,
                                                   1994        1993
                                                  ------      ------
Cash flow from operating activities:
  Income before cumulative effect of
    accounting change. . . . . . . . . . . . .    $ 1,730    $ 3,444
  Cumulative effect of change in accounting
  for income taxes . . . . . . . . . . . . . .          -        350
       . . . . . . . . . . . . . . . . . . . .    -------    -------

Net income . . . . . . . . . . . . . . . . . .      1,730      3,794

Adjustments to reconcile net income to cash
  provided by operating activities:
  Depreciation and amortization. . . . . . . .      3,979      1,915
  Changes in assets and liabilities:
     Allowance for doubtful accounts . . . . .         90        341
     Accounts receivable . . . . . . . . . . .      4,004     (4,483)
     Note receivable . . . . . . . . . . . . .          -        825
     Prepaid expenses and other current assets.       (12)      (358)
     Accounts payable. . . . . . . . . . . . .        635          3
     Accrued salary and employee benefits. . .       (683)      (916)
     Deferred maintenance revenue. . . . . . .     (1,654)      (836)

     Deferred support. . . . . . . . . . . . .        538       (569)
     Royalties payable . . . . . . . . . . . .       (337)       398
     Deferred income taxes . . . . . . . . . .        666      1,431
     Other assets. . . . . . . . . . . . . . .         56       (537)
     Other liabilities . . . . . . . . . . . .        693       (380)
     Other long-term liabilities . . . . . . .        116        (57)
                                                   ------     ------
                                                    9,821        571
Cash flow from investing activities:
  Purchase of building . . . . . . . . . . . .     (2,894)         -
  Purchase of furniture, equipment and
   leasehold improvements. . . . . . . . . . .     (1,624)    (3,052)
  Additions to capitalized software. . . . . .    (10,626)   (12,295)
                                                  --------   -------
                                                  (15,144)   (15,347)
Cash flow from financing activities:
  Cash dividend. . . . . . . . . . . . . . . .     (2,443)    (2,510)
  Purchase of treasury stock . . . . . . . . .          -     (5,855)
  Exercise of stock options. . . . . . . . . .         28      2,230
                                                  -------    -------
                                                   (2,415)    (6,135)

Net decrease in cash and cash equivalents . .      (7,738)   (20,911)

Cash and cash equivalents at beginning
 of period. . . . . . . . . . . . . . . . . .      10,374     39,353
                                                 --------    -------
Cash and cash equivalents at end of period. .     $ 2,636    $18,442
                                                 ========    =======

See accompanying notes to consolidated financial statements.

                            HOGAN SYSTEMS, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (In thousands, except per share data)


(1) In the opinion of management, the unaudited financial information contained herein reflects all adjustments which are necessary to fairly state the Company's consolidated financial position and the consolidated results of its operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. This report on Form 10 Q should be read in conjunction with the Company's 1994 Annual Report, including the consolidated financial statements and notes included therein. The Company presumes that users of the accompanying interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, disclosure of information included in the Company's 1994 Annual Report has been omitted. The results of operations for the nine-month period ended December 31, 1994, are not necessarily indicative of results for the fiscal year ending March 31, 1995.

(2) On May 5, 1994, the Board of Directors approved payment of a $0.17 per share special dividend to shareholders of record as of May 31, 1994, with a payment date of June 16, 1994.

(3) In April 1994, the Company made a cash payment of approximately $2,875 to purchase the building which it had previously leased for its United Kingdom office through March 31, 1994.

(4) Certain items included in the financial statements for the prior year period have been reclassified to conform with the current year presentation.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Results of Operations (In thousands, except per share data)
     -----------------------------------------------------------


Revenues for the quarter ended December 31, 1994, aggregated $20,316 compared to $18,608 for the comparable quarter of the prior fiscal year. The Company reported net income of $307 ($.02 per share) as compared to net income of $1,658 ($.11 per share) for the quarter ended December 31, 1993.

For the nine-month period ended December 31, 1994, revenues totaled $63,509 compared to $48,963 in the same period of the prior fiscal year, an increase of $14,546 (30%). Net income of $1,730 ($.12 per share) for the nine-month period ended December 31, 1994 compares to net income of $3,794 ($.25 per share) for the nine-month period ended December 31, 1993. Net income and per share amounts for the nine-month period ended December 31, 1993 included a gain of $350 ($.02 per share) as a result of a change in accounting for income taxes.

Professional service revenues for the current fiscal quarter increased to $15,481 from $10,935 in the comparable quarter of last fiscal year, an increase of 42 percent. For the nine-month period ended December 31, 1994, professional service revenues increased 47 percent to $44,753 from $30,361 in the comparable period a year ago. These increases are primarily attributable to increased consulting rates and current period additions to the number and scope of new service contracts attached to the license agreements entered into by the Company during fiscal 1994.

License fees decreased by $3,930 and $3,625 for the quarter and nine-month periods ended December 31, 1994, respectively, as compared to the comparable periods of the prior fiscal year. These decreases are attributable to the number of software products delivered in the respective fiscal periods. These products are sophisticated software products that typically require a significant purchase commitment by customers; and therefore, result in a lengthy and variable sales cycle.

Maintenance fees increased by $1,092 (36%) and $3,779 (47%) during the three month and nine-month periods ended December 31, 1994, respectively, as compared to the comparable periods of the prior fiscal year. These increases are principally a result of the March 1994 acquisition of IBM's rights to provide maintenance support services for the Company's IBA software products in the United States, Canada, Puerto Rico and Latin America.

Professional service expenses increased from $8,865 during the quarter ended December 31, 1993 to $11,732 during the quarter ended December 31, 1994, while the services margin (ratio of professional service revenues exceeding professional service expenses to professional service revenues) has increased from 19 percent to 24 percent. For the nine-month periods ended December 31, 1993 and 1994, this expense increased from $24,023 to $35,877, while the services margin decreased slightly from 21 percent to 20 percent. The overall expense increases result principally from increased personnel and sub-contractor costs resulting from escalating demand for the Company's professional services business, while the margins have improved in the current quarter due to increased consulting rates and improved utilization of personnel.

As compared to the comparable periods for the prior fiscal year, development and product support expenses increased by $694 and $3,433 for the quarter and nine-month periods ended December 31, 1994, respectively. These increases are attributable to a significant increase in software amortization expense resulting from new product releases during the fourth quarter of the fiscal year ended March 31, 1994, as well as additional software amortization resulting from a sale of the Company's branch automation software during the second quarter of the current fiscal year. Also, the Company has incurred increased labor costs during the periods as a result of the acquisition of IBM's rights to provide support services for the Company's IBA software products as discussed above.

Selling and marketing expenses have increased by $416 (13%) and $1,151 (12%), respectively, for the current quarter and the nine-month period ended December 31, 1994, as compared to the same periods a year ago. This change results from increases in compensation due to additional headcount.
Even so, the total sales and marketing costs as a percentage of revenues have remained stable, at 17 percent in the corresponding quarters, but have decreased from 20 percent to 17 percent for the nine-month periods ended December 31, 1993 and 1994, respectively.

General and administrative expense increases of 8 percent and 12 percent, respectively, for the quarter and nine-month periods ended December 31, 1994, as compared to the same periods a year ago, resulted from increased headcount to support the Company's growing management information systems.

Net interest income decreased by $205 and $603 for the quarter and nine-month periods ended December 31, 1994, respectively, as compared to the comparable periods of the prior fiscal year. The decrease in net interest income is attributable to reduced cash balances and the related interest expense incurred as a result of the Company's borrowing on its line of credit.
                                    -8-

Liquidity and Capital Resources (In thousands)
- - - - ----------------------------------------------

The Company's principal sources of liquidity have historically resulted from cash flow from operations, the issuance of common stock, existing cash balances and its line of credit. During the nine-month period ended December 31, 1994, the Company generated $9,821 in cash and cash equivalents from operations, offset by its investment in capitalized software ($10,626), purchase of a building ($2,894) and payment of a cash dividend ($2,443).

The Company believes that its working capital, capital equipment and software development expenditures for the foreseeable future, including those for the current product marketing and development plan, will be met by cash flow from operations and available borrowing capacity under its $20,000 revolving bank line of credit (fully available at December 31, 1994).

Seasonality
- - - - -----------
Operating results do not usually follow a predictable seasonal pattern. As discussed earlier, the software products and services delivered are sophisticated in nature and require a significant purchase commitment by customers. Therefore, this process results in a lengthy and variable sales cycle.

                        PART II.  OTHER INFORMATION


Items 1, 2, 3, 4 and 5 are not applicable.

Item 6(a):  Exhibits

            Exhibit 11 - Calculation of weighted average number of common shares and common share equivalents outstanding for the three-month and nine-month periods ended December 31, 1994 and 1993.

Item 6(b):  Reports on Form 8-K
            No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1994.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



February 14, 1995

HOGAN SYSTEMS, INC.
- - - - ------------------------------------
(Registrant)




/s/MICHAEL H. ANDERSON
- - - - --------------------------------------
Michael H. Anderson
Chairman, President and
Chief Executive Officer
(Principal Executive Officer and Director)



/s/DAVID R. BANKHEAD
- - - - ---------------------------------------
David R. Bankhead
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)