Form 10-K
period 1995-03-31
HOGAN SYSTEMS INC
filed 1995-06-29
CIK 709139

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

  X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE FISCAL YEAR ENDED MARCH 31, 1995

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 0-12317

                            ------------------------
                                     [LOGO]

             (Exact name of registrant as specified in its charter)

               DELAWARE                                75-1558550
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                Identification No.)

         5080 SPECTRUM DRIVE,
             SUITE 400E,
         DALLAS, TEXAS 75248                             75248
   (Address of principal executive
               offices)                                (Zip Code)

                            ------------------------

    Registrant's telephone number, including area code: (214) 386-0020

    Securities registered pursuant to Section 12(b) of the Act:

                                                 NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                      ON WHICH REGISTERED
- --------------------------------------  ----------------------------------------
                 NONE                                     NONE

    Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE
                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on June 8, 1995 as reported by the National Market Segment of the Nasdaq Stock Market, was approximately $127,813,738. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    The number of outstanding shares of the registrant's Common Stock on June 8, 1995 was 14,428,812.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Registrants Proxy Statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which Proxy Statement is anticipated to be filed within 120 days after the end of the registrant's fiscal year ended March 31, 1995 is incorporated by reference in Part III hereof.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

    (All dollar amounts referenced in Part I are presented in thousands, unless otherwise noted.)

ITEM 1.  BUSINESS.

    Founded in Dallas, Texas, in 1977, Hogan Systems, Inc. ("Hogan" or the "Company") provides integrated software applications and related professional services to financial institutions worldwide. This marketplace includes international and regional banks, money centers, thrifts, building societies, credit unions, card-processing services and other institutions, generally with asset bases in excess of $3 billion (collectively referred to as the "Financial Industry"). The Financial Industry utilizes the Company's software applications to assist in conducting various data processing, information management and marketing activities. Included in these activities are deposits and loans accounting, new product introduction, customer profile analysis, profitability analysis, budget and forecasting, credit risk management, branch automation and plastic card transaction processing. The Company's software products are modular in structure to facilitate the application of upgrades and enhancements. In addition, the modular design allows the Company's software to greatly reduce the cost of changes to applications programs and allows upward compatibility for changes in computer hardware and systems software.

    Hogan provides professional services to the users of its mainframe banking applications. The Company's comprehensive range of professional services includes systems implementation, consultation and planning, as well as special projects, such as the introduction of new banking products, conversion of branch facilities and integration of system upgrades. The Company also provides maintenance support services, which include selected modifications to the software products.

    In a strategic move, Hogan acquired the marketing and support service rights for its Integrated Banking Applications (IBA) and certain other products in the United States, Canada, Puerto Rico and Latin America from International Business Machines Corporation ("IBM") effective February 1, 1994 (marketing) and March 1, 1994 (support).

    Today, Hogan primarily markets its products through direct sales efforts. It maintains sales and sales support offices in England, Germany, Australia and Italy as well as in its Dallas, Texas, headquarters.

    The Company has licensed and delivered more than 800 software products to approximately 160 customers.

PRODUCTS AND SERVICES

    The following table sets forth the Company's revenues by type, together with their corresponding percentages of total revenues for the three years ended March 31, 1995:

                                                           YEAR ENDED MARCH 31,
                                     ----------------------------------------------------------------
                                             1995                  1994                  1993
                                     --------------------  --------------------  --------------------
Revenues:
  Professional service fees........  $  62,563       67.6% $  43,297       60.4% $  46,529       72.1%
  Software product license fees....     13,991       15.1     17,199       24.0      8,277       12.8
  Maintenance fees.................     16,052       17.3     11,144       15.6      9,712       15.1
                                     ---------  ---------  ---------  ---------  ---------  ---------
    Total revenues.................  $  92,606      100.0% $  71,640      100.0% $  64,518      100.0%
                                     ---------  ---------  ---------  ---------  ---------  ---------
                                     ---------  ---------  ---------  ---------  ---------  ---------

PROFESSIONAL SERVICES

    Professional service fees accounted for $62,563 (67.6%) of the Company's total revenues for the 1995 fiscal year, representing growth of 34.5% since the 1993 fiscal year. These services provide a full range of business solutions, including consulting, installation, customization and training for customers after their initial licensing of software. The Company also provides data processing services and rental of excess computer time. Professional services are provided either at the customer site or at the Company's offices.

SOFTWARE PRODUCTS

    The Company's software products are comprised of a family of integrated software modules that support financial institutions' data processing, information management and marketing activities. These products have been designed to meet the needs of large money centers and regional financial institutions. Customers use various Hogan modules to establish customer and account relationships, offer flexible deposit instruments, support on-line teller terminal transactions, provide preferred client services and more efficiently manage loan accounting and collections operations.

All Hogan products are based on a unique architecture, which significantly benefits customers because:

    - business users modify the products using parameters, rather than having programmers develop code;

    - common functions and data are utilized system-wide rather than replicated by application, providing significant production efficiencies; and

    - all applications are independent of the supporting technical environment allowing for rapid exploitation of new technology.

The Company's software products include applications in the following areas:

    - ENTERPRISE MANAGEMENT SOLUTIONS -- Transform corporate-wide data into meaningful management information. Determine customer, organizational and product profitability. Support the budget and planning process and analyze credit risk.

    - RELATIONSHIP  MANAGEMENT SOLUTIONS -- Allow  for a more comprehensive view
      of  customer  and  account  affiliations.  Consolidate  all   relationship
      information into a common analytical repository.

    - DELIVERY SOLUTIONS -- Utilizing Windows and OS/2, deliver unparalleled power at a bank's customer contact point through a tight integration with Hogan's back office and information management systems.

    - CARD SOLUTIONS -- Offer an integrated approach to debit, credit, and merchant business needs. Tools enable banks to optimize credit cycles, deliver differentiated card-based offerings, and segment and manage the card profile.

    - TRANSACTION ACCOUNT SOLUTIONS -- Provide integrated high-volume deposit and loan systems, support the tactical need for rapid product deployment, and accelerate mergers, acquisitions, and consolidations.

    Because of the comprehensive nature of its software products, the time required for system installation and implementation for a complete integrated system provided under professional service agreements can range from six months to two years. The period of system installation and implementation is dependent upon many variables, including the level of commitment by the customer.

    Software product license fees accounted for $13,991 (15.1%) of the Company's total revenues for the 1995 fiscal year, representing growth of 69.0% since the 1993 fiscal year.

MAINTENANCE

    Hogan provides performance enhancements to its software on a periodic basis, as well as product updates necessary to accommodate functional, technological and regulatory changes. The Company also provides problem resolution services. These product updates and services are available to customers for a specified period after initial licensing. After that, customers pay an annual fee to continue to receive these services and product updates.

    Through February 28, 1994, Hogan acted as a subcontractor to IBM in providing these maintenance services to IBA customers in the United States, Canada, Puerto Rico and Latin America and was compensated by IBM for providing a portion of these support services. In connection with the revised maintenance support agreements between Hogan and IBM, Hogan acquired IBM's rights to control maintenance support services effective March 1, 1994.

    Maintenance fees accounted for $16,052 (17.3%) of the Company's total revenues for the 1995 fiscal year, representing growth of 65.3% since the 1993 fiscal year.

MARKETING AND CUSTOMERS

    The Company markets its products and services to the Financial Industry with primary focus on North and South America, Europe, South Africa, Southern Asia and Australia. Hogan utilizes its internal marketing and sales force of approximately 60 people to market its products and services. As discussed earlier, IBM served as the exclusive distributor of a portion of Hogan's banking application products in the United States, Canada, Puerto Rico and Latin America through January 31, 1994.

    Hogan's personnel work extensively with each prospective customer, analyzing its specific requirements. Consequently, the marketing process may extend over several months for a prospective customer seeking a major automation or information solution.

    The majority of the Company's revenues are generated from products and services provided in the United States, although the Company has customers in approximately 20 different countries. The following table illustrates the relative percentages of the Company's total revenues by customer location:

                                                                         PERCENT OF REVENUE
                                                                        YEAR ENDED MARCH 31,
                                                                   -------------------------------
                                                                     1995       1994       1993
                                                                   ---------  ---------  ---------
United States....................................................       57.1%      46.5%      67.3%
North America, excluding U.S.....................................        7.8        9.6        0.8
South America....................................................       14.8       11.8        1.0
Europe and Africa................................................       13.9       24.4       25.7
Asia Pacific.....................................................        6.4        7.7        5.2

    Norwest Financial Services and First Interstate Bancorp each accounted for 11% of the Company's revenues in fiscal 1995. Revenues from IBM aggregated 7%, 35% and 61% of total revenues in 1995, 1994 and 1993, respectively.

COMPETITION

    In the highly-competitive computer software and services industry, competition is based primarily on service, price, functionality, technological advances, and vendor reliability. Financial institutions have several alternatives for satisfying their needs for computer applications software systems, including third-party vendors of standardized software such as that offered by the Company, internal software development staffs, and customized software systems developed by third-party consultants. In addition, there are a number of larger companies, including computer hardware manufacturers and computer service companies, that have substantially greater financial resources than the Company and the technological ability to develop products similar to those offered by the Company.

    Hogan seeks to meet this competition by exploiting its industry-specific knowledge, its expertise with important business functions and new technologies, its proprietary computer application products, and its experience in managing very large design and implementation projects. Although price is always a factor in Hogan's clients' decisions, it is typically not the major factor. Other important factors are proven experience, the capabilities of the proposed computer application packages, the quality of the proposed staff, and the proposed completion time of the project.

PRODUCT DEVELOPMENT

    The computer software industry requires a continuing commitment on the part of the software designer to enhance functionality and performance of existing products and to develop new products. To the extent that the Company does not make changes in response to customer needs and technological and regulatory changes, the Company's products may become obsolete. Accordingly, Hogan Systems is committed to the continued enhancement of its existing products and to the development of complementary new products.

    During the fiscal year ended March 31, 1993, the Company's Board of Directors approved a multi-year product development plan to accelerate the introduction of its management information products, develop a branch automation system and enhance its core production systems. The first of these systems, Earnings Analysis 2.0, Budget and Planning 1.0 and Credit Risk 1.0, were successfully delivered on schedule in March 1994. During fiscal 1995, Hogan successfully delivered Retail Sales and Service 1.1, the Company's branch automation system, as well as Customer Information System Release 3, Relationship and Profitability Manager Release 3, Relationship Information System 1.0 and Deposits System 2.0.

    For the fiscal years ended 1995, 1994 and 1993, software development and product support expenses (excluding capitalized costs) were $10,769, $6,256 and $6,951, respectively. Capitalized costs for internally-developed software aggregated $13,170, $17,171 and $3,003 in 1995, 1994 and 1993, respectively.

LICENSES AND PRODUCT PROTECTION

    Hogan owns or has applied for various patents, trademarks and copyrights. The Company believes that because of the rapid technological change in the computer software industry, it must rely principally upon innovative software engineering skills, service experience and the marketing ability of its personnel.

    The Company seeks to protect its proprietary software products by incorporating restrictions into its license agreements which prohibit resale, transfer, disclosure or reproduction of the software except to provide back-up copies, and restrict the customer's use to designated sites. Additionally, the Company requires key employees to execute agreements which restrict disclosure of proprietary materials and competition. The Company generally retains exclusive ownership rights to all software it has developed, including software developed pursuant to participation agreements.

EMPLOYEES

    The  Company   had   approximately   600   full-time   employees   and   100
sub-contractors as of March 31, 1995.

    The Company believes that its success in the future will depend in part on its ability to continue to attract and retain highly skilled technical, marketing and management personnel who are in great demand. Although software engineers have been in short supply generally, to date the Company has consistently been able to employ and retain highly qualified software personnel. No employees are covered by a collective bargaining agreement, and there have been no work stoppages.

ITEM 2.  PROPERTIES.

    The Company leases 95,500 square feet of office space in Dallas, Texas for an annual rental of approximately $1,460 under a ten year lease expiring in June 1996. The Company's executive, management support, marketing, customer education, product development and support activities, as well as its computer center, are located at this office. The Company has also leased an additional 27,000 square feet of office space in Dallas under a one year lease expiring in April 1996 at an annual rental of approximately $246. In April 1994, the Company purchased at a total cost of $2,894, the building which it had previously leased for its Woking, England, office. This building has 9,650 square feet of office space.

    The Company believes the existing facilities are adequate for its immediate needs and that suitable additional space is available to accommodate further expansion of the Company's operations.

ITEM 3.  LEGAL PROCEEDINGS.

    There is presently no pending or threatened litigation involving the Company which management believes would have a material effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

    The Company's $.01 par value common stock is traded on the National Market segment of The Nasdaq Stock Market under the symbol "HOGN." The following table sets forth the high and low market prices for the Company's common stock for the fiscal periods indicated:

                                                          1995              1994
                                                     --------------    --------------
                                                     HIGH      LOW     HIGH      LOW
                                                     -----    -----    -----    -----
First Quarter.......................................   10 3/4    6 3/8    8 1/8    6 1/4
Second Quarter......................................    8 1/8    5 7/8   11 3/4    8
Third Quarter.......................................    7        5 1/8   11 3/4    7 3/4
Fourth Quarter......................................    7        4 5/8   10 3/4    7 7/8

    On May 5, 1994, the Board of Directors approved payment of a $0.17 per share special dividend to shareholders of record as of May 31, 1994, with a payment date of June 16, 1994. As of June 8, 1995 there were 1,595 shareholders of record.

ITEM 6.  SELECTED FINANCIAL DATA.

    The following table sets forth selected financial data with respect to the Company and should be read in conjunction with the financial statements of the Company and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this document. The financial data presented below for each of the five years in the period ended March 31, 1995 is derived from the Company's financial statements.

                                                                         YEAR ENDED MARCH 31,
                                                         -----------------------------------------------------
                                                           1995       1994       1993       1992       1991
                                                         ---------  ---------  ---------  ---------  ---------
                                                             (AMOUNT IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues...............................................  $  92,606  $  71,640  $  64,518  $  56,111  $  44,402
Income before income taxes, discontinued operations and
 cumulative effect of accounting change................      8,994     10,492      9,650      4,490      8,876
Net income.............................................      6,294      6,242      5,480      1,940      4,095
Income per common share from continuing operations
 before discontinued operations and cumulative effect
 of accounting change..................................  $     .43  $     .39  $     .38  $     .19  $     .49
Net income per common share............................  $     .43  $     .41  $     .38  $     .14  $     .30
Weighted average shares outstanding....................     14,800     15,300     14,500     14,300     13,500
At year end:
  Working capital......................................  $  18,771  $  25,309  $  43,011  $  37,020  $  32,685
  Total assets.........................................     96,681     83,490     71,645     61,419     59,666
  Shareholders' equity.................................     56,670     52,129     49,805     43,927     42,512
Cash dividends declared per common share...............  $     .17  $     .17  $     .15  $     .15  $  --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    (All dollar amounts are shown in thousands and all references to years are fiscal years ended March 31, unless otherwise noted)

    The following table sets forth the relative percentages which certain items in Hogan's Consolidated Statements of Income bear to revenues and the percentage changes in these items from year to year.

                                                                                         YEAR TO YEAR PERCENTAGE INCREASE
                                                         PERCENTAGE OF REVENUES                     (DECREASE)
                                                  -------------------------------------  --------------------------------
                                                     1995         1994         1993       1995 VS. 1994    1994 VS. 1993
                                                  -----------  -----------  -----------  ---------------  ---------------
Revenues:
  Professional service fees.....................         68%          60%          72%            44%              (7)%
  License fees..................................         15           24           13            (19)             108
  Maintenance fees..............................         17           16           15             44               15
                                                        ---          ---          ---
Total revenues..................................        100          100          100             29               11
Expenses:
  Professional services.........................         53           47           50             45                4
  Development and product support...............         11            9           11             72              (10)
  Selling and marketing.........................         16           19           15              9               44
  General and administrative....................         10           12           11             10               13
                                                        ---          ---          ---
Total expenses..................................         90           87           87             35               10
                                                        ---          ---          ---
Operating income................................         10           13           13             (7)              17
Interest income, net............................      --               1            2           (109)             (41)
                                                        ---          ---          ---
Income before income taxes, and accounting
 change.........................................         10           14           15            (14)               9
Income taxes....................................          3            6            6            (41)              10
                                                        ---          ---          ---
Income before accounting change.................          7            8            9              7                8
Accounting change...............................      --               1        --              (100)           --
                                                        ---          ---          ---
Net income......................................          7%           9%           9%             1%              14%
                                                        ---          ---          ---
                                                        ---          ---          ---

OVERVIEW

    Since 1993, Hogan has made two significant investment decisions. First, the Company developed a plan to improve and increase its product base, and second, the Company regained control of its marketing and support functions in certain geographical regions.

    During 1993, the Company began a multi-year plan to develop a branch automation system and enhance its core production systems including, among others, the Company's integrated banking and enterprise management applications. During 1994 and 1995, the Company capitalized software development costs totaling $30,341 under this plan, which is scheduled for completion during the first quarter of 1996.

    During 1994, the Company and IBM entered into agreements which revised IBM's marketing and maintenance support rights to the Company's Integrated Banking Applications ("IBA") software. Under prior agreements, IBM obtained exclusive marketing rights and the right to control maintenance support services of the Company's IBA software in the United States, Canada, Puerto Rico and Latin America. Effective February 1, 1994, IBM transferred its marketing rights of the IBA products to Hogan. Effective March 1, 1994, IBM transferred its right to control maintenance support services to the Company. The Company paid IBM $6.0 million in connection with the new agreements.

1995 COMPARED TO 1994

    The Company's 29 percent growth in total revenues is primarily a result of a 44% increase in its professional services revenue. The following table sets forth comparable data regarding the Company's professional services business:

                                                                         1995       1994       1993
                                                                       ---------  ---------  ---------
Professional Service Fees............................................  $  62,563  $  43,297  $  46,529
Professional Service Expenses........................................     48,752     33,648     32,372
                                                                       ---------  ---------  ---------
Margin...............................................................  $  13,811  $   9,649  $  14,157
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------
Margin percentage....................................................         22%        22%        30%
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

    The increase in professional service fees from 1994 to 1995 is primarily attributable to increased consulting rates and current year increases in the number and scope of new service contracts attached to the license agreements entered into by the Company during 1994 and 1995. While the related expenses increased from 1994 to 1995 as expected, the Company's professional services margin remained stable at 22 percent for the year.

    License fee revenues decreased $3,208 or 19 percent from 1994 to 1995. This decrease is attributable to the decline in the number of software products licensed during the year, as compared to 1994.

    The 44 percent increase in 1995 maintenance fees from $11,144 in 1994 to $16,052 in 1995 results principally from the March 1994 acquisition of IBM's rights to provide maintenance support services for the Company's IBA software products in the United States, Canada, Puerto Rico and Latin America.

    Development and product support expense increased 72 percent to $10,769 from $6,256, while remaining relatively stable as a percentage of total revenues. This increase is partially attributable to a significant increase in software amortization expense from $641 to $2,155 in 1994 and 1995, respectively, resulting from new product releases during 1994 and 1995. Also, the Company has incurred an additional $1,963 in direct customer support expenses due to increased labor costs resulting from the acquisition of IBM's rights to provide support services for the Company's IBA software products, as discussed earlier.

    Total selling and marketing costs decreased as a percent of total revenues from 19% to 16% in 1994 and 1995, respectively. This percentage decrease is attributable to the decrease in license revenues and the related commission expense. The gross increase in these expenses of $1,215 is due primarily to increased headcount required to support the acquisition of IBM's marketing rights.

    The  10%  increase  of  $789  in  general  and  administrative  expense   is
attributable to increased office rent and insurance charges.

    The Company incurred net interest expense of $68 in 1995 compared to earning net interest income of $775 in 1994. The change is attributable to reduced cash balances and the related interest expense incurred as a result of the Company's borrowing under its line of credit.

    Total tax expense decreased 41% as a result of an evaluation of and changes to the Company's worldwide operating strategy. These changes should result in consistent effective tax rates which approximate the United States combined federal and state statutory rate in future periods.

1994 COMPARED TO 1993

    As a result of improved license sales, total revenues increased 11 percent from 1993 to 1994.

    Professional services fees decreased 7 percent from 1993 as a result of the changing mix of service engagements, including the loss of potential revenue as a result of termination of a subcontract between IBM and Hogan for professional services during the fourth quarter of 1993 and a development engagement between IBM and Hogan during the first quarter of 1994. The increase in professional services expenses is attributable to increased personnel and travel costs. Additionally, in 1994 the Company made a significant investment in the infrastructure of the professional services organization resulting in a decreased margin from 1993 to 1994, as shown in the table on page 7.

    License fee revenues of $17,199 in 1994 increased $8,922 or 108 percent from $8,277 in 1993. This increase is attributable to increased international license sales of the Company's software products during 1994. License fees from international contracts in 1994 increased 211 percent over 1993, representing 76 percent of total 1994 license revenue, compared with 51 percent in 1993.

    The 15 percent increase in 1994 maintenance fees from $9,712 in 1993 to $11,144 in 1994 results principally from an increase in license revenues during the current and prior fiscal years.

    Development and product support expense decreased $695 from 1993 to 1994. Contributing to the decrease was a $1,480 decline in research and development costs attributable to the transfer of employees from development to projects for which $17,171 in internally developed software was capitalized during 1994. The decline in research and development costs was offset by a $685 increase in direct customer support costs which grew primarily as a result of the addition of new maintenance contracts in 1994.

    The increase in selling and marketing expense of 44 percent from $9,645 to $13,891 resulted from increases in compensation, outside consulting services and travel expenses due to increased sales and marketing efforts which resulted in the improved license sales discussed earlier.

    The Company also wrote off the unamortized cost of approximately $550 related to previously amended agreements between the Company and IBM giving IBM certain exclusive marketing and support rights to the Company's IBA products. These agreements with IBM were terminated during 1994 in connection with the new agreements dated February and March 1, 1994.

    The $916 or 13 percent increase in general and administrative expense was primarily attributable to increases in compensation and outside service expenses related to upgrading the Company's local area network system.

    The decrease in net interest income of 41 percent in 1994 compared to 1993 results principally from a decrease in the Company's cash balance.

SEASONALITY, INFLATION AND CURRENCY RISK

    The Company's quarterly revenues and net income have historically been variable. This is due principally to the number of software licenses executed and products delivered in any fiscal quarter. These products are sophisticated software products that typically require a significant purchase commitment by customers. Therefore, the sales cycle varies in length as the Company markets to customers having different business needs and financial resources.

    The Company believes that the relatively moderate rate of inflation in recent years has not had a significant impact on the Company's revenues or profitability.

    Although the Company's contracts are typically denominated in United States dollars, there is a risk that the customer's functional currency will adjust rapidly causing exposure to the Company. Management believes that the risk in this area is low, but will continue to monitor and react to the markets in which it operates.

LIQUIDITY AND CAPITAL RESOURCES

    The following table summarizes the Company's primary sources and uses of funds:

                                                                        1995        1994       1993
                                                                     ----------  ----------  ---------
Cash balances at beginning of period...............................  $   10,374  $   39,353  $  30,409
Cash provided by operating activities..............................      17,189       4,072     13,951
Investment in capitalized software.................................     (14,363)    (18,599)    (3,407)
Purchase of marketing and support service rights from IBM..........      --          (6,000)    --
Special dividends paid.............................................      (2,443)     (2,510)    (2,098)
Purchase of treasury stock from IBM................................      --          (5,855)    --

    The Company has applied a significant portion of its cash flow from operations and existing cash balances to its investment in new software product development. Additionally, in 1994 the Company paid IBM a total of $11.9 million to acquire certain marketing and support service rights to the Company's IBA products and to repurchase IBM's share of the Company's capital stock.

    In 1994, the Company's cash provided by operating activities of $4,072 was negatively impacted by an increase in accounts receivable of $13,759 resulting from increased revenues spurred by license sales. The license contracts generally call for a down payment upon signing and the remaining balance on specified dates, with acceleration upon certain events.

    The Company's 1993 software investment plan, under which approximately $30 million was capitalized in 1994 and 1995, is substantially completed as of March 31, 1995 and the ongoing investment in software to be sold is planned to consist primarily of enhancements and refinements of existing projects. Thus, management believes, subject to market changes, that its cash flow from operations and its available credit facilities will provide an adequate source of funds for the Company's planned working capital, capital equipment and software development expenditures in the future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                              HOGAN SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                     ASSETS

                                                                                                  MARCH 31,
                                                                                             --------------------
                                                                                               1995       1994
                                                                                             ---------  ---------
Current assets:
  Cash and cash equivalents................................................................  $   7,764  $  10,374
  Accounts receivable, net of allowance for doubtful accounts of $911 and $525.............     40,577     35,484
  Deferred income taxes....................................................................        905        799
  Prepaid expenses and other current assets................................................      1,685      3,253
                                                                                             ---------  ---------
    Total current assets...................................................................     50,931     49,910
Long-term receivables......................................................................        359      1,204
Property and equipment at cost, net of accumulated depreciation of $8,220 and $6,365.......      7,236      4,587
Capitalized software costs, net of accumulated amortization of $10,894 and $7,827..........     32,149     20,853
Intangible assets..........................................................................      5,136      6,000
Other assets...............................................................................        870        936
                                                                                             ---------  ---------
  Total assets.............................................................................  $  96,681  $  83,490
                                                                                             ---------  ---------
                                                                                             ---------  ---------
                                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable.........................................................................  $   5,666  $   3,630
  Accrued salary and employee benefits.....................................................      7,795      5,291
  Working capital line of credit...........................................................      1,920     --
  Deferred maintenance revenue.............................................................     11,741     10,097
  Deferred support revenue.................................................................      1,011        538
  Other....................................................................................      4,027      5,045
                                                                                             ---------  ---------
    Total current liabilities..............................................................     32,160     24,601
Deferred maintenance revenue...............................................................      3,092      4,115
Deferred income taxes......................................................................      4,502      2,485
Other long-term liabilities................................................................        257        160
                                                                                             ---------  ---------
    Total liabilities......................................................................     40,011     31,361
Shareholders' equity:
  Preferred stock, no par value -- authorized 1,000 shares -- none issued
  Common stock, par value $.01 -- authorized 50,000 shares --issued 15,078 and 15,070 shares at March 31, 1995 and 1994, respectively -- outstanding 14,390 and 14,381 shares
   at March 31, 1995 and 1994, respectively................................................        151        151
  Capital in excess of par value...........................................................     44,618     44,625
  Foreign currency translation adjustments.................................................       (886)    (1,577)
  Retained earnings........................................................................     18,636     14,785
                                                                                             ---------  ---------
                                                                                                62,519     57,984
    Less: Treasury stock at cost, 688 and 689 shares.......................................     (5,849)    (5,855)
                                                                                             ---------  ---------
         Shareholders' equity..............................................................     56,670     52,129
                                                                                             ---------  ---------
    Total liabilities and shareholders' equity.............................................  $  96,681  $  83,490
                                                                                             ---------  ---------
                                                                                             ---------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                              HOGAN SYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                      YEAR ENDED MARCH 31,
                                                                                 -------------------------------
                                                                                   1995       1994       1993
                                                                                 ---------  ---------  ---------
Revenues:
  Professional service fees....................................................  $  62,563  $  43,297  $  46,529
  License fees.................................................................     13,991     17,199      8,277
  Maintenance fees.............................................................     16,052     11,144      9,712
                                                                                 ---------  ---------  ---------
    Total revenues.............................................................     92,606     71,640     64,518
Expenses:
  Professional services........................................................     48,752     33,648     32,372
  Development and product support..............................................     10,769      6,256      6,951
  Selling and marketing........................................................     15,106     13,891      9,645
  General and administrative...................................................      8,917      8,128      7,212
                                                                                 ---------  ---------  ---------
    Total expenses.............................................................     83,544     61,923     56,180
                                                                                 ---------  ---------  ---------
Operating income...............................................................      9,062      9,717      8,338
Interest income................................................................        301        845      1,383
Interest expense...............................................................       (369)       (70)       (71)
                                                                                 ---------  ---------  ---------
Income before taxes............................................................      8,994     10,492      9,650
Provision for income taxes.....................................................      2,700      4,600      4,170
                                                                                 ---------  ---------  ---------
Income before cumulative effect of accounting change...........................      6,294      5,892      5,480
Cumulative effect of change in accounting for income taxes.....................     --            350     --
                                                                                 ---------  ---------  ---------
Net income.....................................................................  $   6,294  $   6,242  $   5,480
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------
Per share data:
  Income before cumulative effect of accounting change.........................  $    0.43  $    0.39  $    0.38
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------
  Net income...................................................................  $    0.43  $    0.41  $    0.38
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------
Weighted average number of common shares.......................................     14,800     15,300     14,500

  The accompanying notes are an integral part of these consolidated financial statements.

                              HOGAN SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                      YEAR ENDED MARCH 31,
                                                                                --------------------------------
                                                                                  1995        1994       1993
                                                                                ---------  ----------  ---------
Cash flow from operating activities:
  Income before cumulative effect of accounting change........................  $   6,294  $    5,892  $   5,480
  Cumulative effect of change in accounting for income taxes..................     --             350     --
                                                                                ---------  ----------  ---------
Net income....................................................................      6,294       6,242      5,480
Adjustments to reconcile net income to cash provided by operating activities:
  Depreciation and amortization...............................................      6,274       3,185      2,021
  Provision for losses on accounts receivable.................................        420         468        858
  Foreign currency translation................................................        691        (167)      (762)
  Cancellation of stock subscription receivable...............................        (80)     --         --
  Changes in assets and liabilities:
    Accounts receivable.......................................................     (5,513)    (13,759)       446
    Current deferred income taxes.............................................       (106)     --         --
    Prepaid expenses and other current assets.................................      1,568        (849)       (71)
    Accounts payable..........................................................      2,036       1,237        191
    Accrued salary and employee benefits......................................      2,504       1,039      1,144
    Deferred maintenance revenue..............................................        621       3,713      3,763
    Deferred support..........................................................        473        (309)       537
    Long-term deferred income taxes...........................................      2,017       2,611         87
    Other assets and long-term receivables....................................        911         180        725
    Other current liabilities.................................................     (1,018)        547        139
    Other long-term liabilities...............................................         97         (66)      (607)
                                                                                ---------  ----------  ---------
                                                                                   17,189       4,072     13,951
                                                                                ---------  ----------  ---------
Cash flow from investing activities:
  Purchase of property and equipment..........................................     (5,102)     (3,113)    (1,260)
  Proceeds from sale of property and equipment................................        110      --         --
  Purchase of marketing and support rights....................................     --          (6,000)    --
  Additions to capitalized software...........................................    (14,363)    (18,599)    (3,407)
                                                                                ---------  ----------  ---------
                                                                                  (19,355)    (27,712)    (4,667)
                                                                                ---------  ----------  ---------
Cash flow from financing activities:
  Proceeds from working capital line of credit................................      1,920      --         --
  Dividends paid..............................................................     (2,443)     (2,510)    (2,098)
  Purchase of treasury stock..................................................     --          (5,855)    --
  Exercise of stock options...................................................         79       3,026      1,758
                                                                                ---------  ----------  ---------
                                                                                     (444)     (5,339)      (340)
                                                                                ---------  ----------  ---------
Net increase (decrease) in cash and cash equivalents..........................     (2,610)    (28,979)     8,944
                                                                                ---------  ----------  ---------
Cash and cash equivalents at beginning of period..............................     10,374      39,353     30,409
                                                                                ---------  ----------  ---------
Cash and cash equivalents at end of period....................................  $   7,764  $   10,374  $  39,353
                                                                                ---------  ----------  ---------
                                                                                ---------  ----------  ---------
Supplemental cash flow information:
  Cash paid for interest......................................................  $     300  $       65  $      74
                                                                                ---------  ----------  ---------
                                                                                ---------  ----------  ---------
  Cash paid for income taxes..................................................  $     900  $    2,000  $   3,000
                                                                                ---------  ----------  ---------
                                                                                ---------  ----------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                              HOGAN SYSTEMS, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                           COMMON STOCK      CAPITAL IN   FOREIGN CURRENCY
                                       --------------------   EXCESS OF     TRANSLATION     RETAINED   TREASURY
                                        SHARES     AMOUNT     PAR VALUE     ADJUSTMENTS     EARNINGS     STOCK      TOTAL
                                       ---------  ---------  -----------  ----------------  ---------  ---------  ---------
Balance, March 31, 1992..............     14,002  $     155   $  44,553      $     (648)    $   7,671  $  (7,804) $  43,927
  Exercise of stock options..........        403          4       1,754                                               1,758
  Special dividend -- $.15 per common
   share.............................                                                          (2,098)               (2,098)
  Retirement of treasury stock.......                   (15)     (7,789)                                   7,804     --
  Tax benefit from exercise of stock
   options...........................                             1,500                                               1,500
  Translation adjustment.............                                              (762)                               (762)
  Net income.........................                                                           5,480                 5,480
                                       ---------  ---------  -----------        -------     ---------  ---------  ---------

Balance, March 31, 1993..............     14,405        144      40,018          (1,410)       11,053     --         49,805
  Exercise of stock options..........        665          7       3,019                                               3,026
  Special dividend -- $.17 per common
   share.............................                                                          (2,510)               (2,510)
  Acquisition of treasury stock......       (689)                                                         (5,855)    (5,855)
  Tax benefit from exercise of stock
   options...........................                             1,588                                               1,588
  Translation adjustment.............                                              (167)                               (167)
  Net income.........................                                                           6,242                 6,242
                                       ---------  ---------  -----------        -------     ---------  ---------  ---------

Balance, March 31, 1994..............     14,381        151      44,625          (1,577)       14,785     (5,855)    52,129
  Exercise of stock options..........         21                     79                                                  79
  Issuance of treasury stock.........          1                     (6)                                       6     --
  Special dividend -- $.17 per common
   share.............................                                                          (2,443)               (2,443)
  Cancellation of stock
   subscription......................        (13)                   (80)                                                (80)
  Translation adjustment.............                                               691                                 691
  Net income.........................                                                           6,294                 6,294
                                       ---------  ---------  -----------        -------     ---------  ---------  ---------

Balance, March 31, 1995..............     14,390  $     151   $  44,618      $     (886)    $  18,636  $  (5,849) $  56,670
                                       ---------  ---------  -----------        -------     ---------  ---------  ---------
                                       ---------  ---------  -----------        -------     ---------  ---------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                              HOGAN SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of Hogan Systems,
Inc.   ("Hogan"  or  the  "Company")  and  its  wholly-owned  subsidiaries.  All intercompany transactions and balances have been eliminated in consolidation.

FOREIGN CURRENCY TRANSLATION

    Assets and liabilities of foreign operations are translated into United States dollars using exchange rates prevailing at the balance sheet date. Income and expense accounts are translated at average exchange rates prevailing during the year. Resulting translation adjustments are included in retained earnings. Transaction gains or losses, which historically have not been material, are included in the results of operations of the period in which they occur.

REVENUE RECOGNITION

    The Company's revenues are generated primarily by licensing to customers standardized financial software systems and providing related services and support to the banking industry.

    The Company enters into agreements whereby the Company licenses software to a customer under the terms of nontransferable and nonexclusive license agreements. An agreement provides the customer the right to use the software and usually obligates the Company to provide post-contract support (PCS) in the form of maintenance for a period of time, typically one year, at no additional cost to the customer. Revenue related to the PCS is carved out of the contract price and recognized ratably over the period of the PCS arrangement. Software license revenue is recognized upon the execution of a contract and delivery of system software.

    The Company enters into professional service contracts with customers, whereby the Company provides consulting, installation, customization and training. These services are generally provided under time and materials contracts and in some circumstances under fixed price arrangements. Under fixed price contracts, revenue is recognized on the basis of the estimated percentage of completion of services provided. Changes in estimates to complete and losses, if any, are recognized in the period in which they are determined.

    Hogan offers maintenance support to customers in addition to the PCS arrangements. This support is contracted and billed independently of other arrangements and generally begins after the initial PCS period and continues in annual increments. Maintenance revenue is recognized ratably over the term of the maintenance period.

    Deferred revenue consists primarily of advance billing for maintenance and professional services and is recognized as revenue when the services are provided.

CASH EQUIVALENTS

    The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Such cash equivalents aggregated $274 and $494 at March 31, 1995 and 1994, respectively.

PROPERTY AND EQUIPMENT

    Property and equipment, including equipment acquired under capital leases, are recorded at cost. Property and equipment are depreciated on a straight-line basis over their estimated useful lives. Assets acquired under capital leases are amortized over the term of the related lease.

                              HOGAN SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
CAPITALIZED SOFTWARE COSTS

    In accordance with the Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed", certain costs incurred in the internal development of computer software which is to be licensed to customers and costs of purchased computer software are capitalized. These costs are amortized at the greater of the amount computed using (a) the ratio of current gross revenues of a product to the total of current and anticipated future gross revenues of that product or (b) the straight-line method over the remaining estimated economic life of the product. The amount by which unamortized software costs exceed the net realizable value, if any, is recognized in the period it is determined.

INTANGIBLE ASSETS

    Intangible  assets are amortized at the greater of the amount computed using
(a) the ratio of current cash flows to the total of current and anticipated future cash flows or (b) the straight-line method over their estimated useful lives. It is the Company's policy to periodically review the net realizable value of its intangible assets through an assessment of the estimated future cash flows related to such assets. The specific business to which these intangible assets relate is reviewed to determine whether future cash flows, over the remaining estimated life of the asset, provide for recovery of the assets. In the event that assets are found to be stated at amounts which are in excess of those which are supported by estimated future cash flows, then the intangible assets are adjusted for impairment to a level commensurate with a discounted cash flow analysis of the underlying assets.

INCOME TAXES

    The provision for income taxes and corresponding balance sheet accounts are determined in accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109). Under FAS 109, the deferred tax liabilities and assets are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. These differences are primarily attributable to differences in the recognition of depreciation and amortization of property, equipment and intangible assets and certain software development. The Company adopted FAS 109 effective April 1, 1993.

NET INCOME PER SHARE

    Net income per common share has been computed using the treasury stock method based on the weighted average number of common shares and equivalent common shares outstanding.

BASIS OF PRESENTATION

    For comparative purposes, certain amounts have been reclassified for years prior to 1995.

                              HOGAN SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 2 -- ACCOUNTS RECEIVABLE
    Accounts receivable at March 31, 1995 and 1994 are comprised of the following:

                                                                                        MARCH 31,
                                                                                   --------------------
                                                                                     1995       1994
                                                                                   ---------  ---------
Billed...........................................................................  $  21,106  $  19,953
Unbilled.........................................................................     19,063     15,581
Employee.........................................................................        246        261
Other............................................................................      1,432      1,418
                                                                                   ---------  ---------
                                                                                      41,847     37,213
Less allowance for doubtful accounts.............................................        911        525
                                                                                   ---------  ---------
                                                                                      40,936     36,688
Less amounts not collectible until after one year................................        359      1,204
                                                                                   ---------  ---------
Current accounts receivable, net.................................................  $  40,577  $  35,484
                                                                                   ---------  ---------
                                                                                   ---------  ---------

NOTE 3 -- PROPERTY AND EQUIPMENT
    Property and equipment at March 31, 1995 and 1994 consist of the following:

                                                                  ESTIMATED LIFE    1995       1994
                                                                  --------------  ---------  ---------
Building and improvements.......................................        40 years  $   2,894  $  --
Furniture and equipment.........................................       2-7 years     10,587      9,232
                                                                  Remaining life
Leasehold improvements..........................................        of lease      1,975      1,720
                                                                                  ---------  ---------
                                                                                     15,456     10,952
Less accumulated depreciation and amortization..................                      8,220      6,365
                                                                                  ---------  ---------
                                                                                  $   7,236  $   4,587
                                                                                  ---------  ---------
                                                                                  ---------  ---------

    The Company is committed under operating leases, domestically and abroad, for office space and office equipment as follows:

                                                                                    OFFICE      OFFICE
                                                                                     SPACE     EQUIPMENT
                                                                                   ---------  -----------
Year ending March 31,
  1996...........................................................................  $   2,030   $   1,575
  1997...........................................................................        703       1,534
  1998...........................................................................        233         345
  1999...........................................................................        233      --
  2000...........................................................................        116      --
                                                                                   ---------  -----------
                                                                                   $   3,315   $   3,454
                                                                                   ---------  -----------
                                                                                   ---------  -----------

    Rent expense was $1,993, $1,831, and $1,683 for fiscal years 1995, 1994, and 1993, respectively. Leases for office space provide that the base rent may be increased to cover increased building operating expenses. The lease for the Company's home office in Dallas, Texas, expires in June 1996. Management is currently exploring alternatives, including renewal of the current lease, which will meet the Company's needs at that date.

    In April 1994, the Company made a cash payment of $2,894 to acquire the building which it had leased for its United Kingdom office.

                              HOGAN SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 4 -- CAPITALIZED SOFTWARE COSTS
    The Company capitalizes both software to be sold (internally developed software) and software purchased for internal use (purchased software) which is not sold, leased or otherwise marketed. A summary of capitalized software costs at March 31, 1995 and 1994 is as follows:

                                                              INTERNALLY DEVELOPED       PURCHASED
                                                              --------------------  --------------------
                                                                1995       1994       1995       1994
                                                              ---------  ---------  ---------  ---------
Capitalized software costs..................................  $  34,922  $  21,752  $   8,121  $   6,928
Less accumulated amortization...............................      4,781      2,626      6,113      5,201
                                                              ---------  ---------  ---------  ---------
Net.........................................................  $  30,141  $  19,126  $   2,008  $   1,727
                                                              ---------  ---------  ---------  ---------
                                                              ---------  ---------  ---------  ---------

    Amortization charged to expense for internally developed software amounted to $2,155, $641 and $541 in 1995, 1994 and 1993, respectively. Amortization charged to expense for purchased software was $912, $521 and $122 in 1995, 1994 and 1993, respectively.

NOTE 5 -- DEVELOPMENT AND PRODUCT SUPPORT
    Development and product support expense for the three years ended March 31, 1995 is comprised of the following:

                                                                            1995       1994       1993
                                                                          ---------  ---------  ---------
Customer Support........................................................  $   5,849  $   3,886  $   3,201
Research and development................................................      2,765      1,729      3,209
Amortization of internally developed software costs.....................      2,155        641        541
                                                                          ---------  ---------  ---------
                                                                          $  10,769  $   6,256  $   6,951
                                                                          ---------  ---------  ---------
                                                                          ---------  ---------  ---------

    Customer support represents the direct costs of providing maintenance to customers. Amortization reflects the amortization of internally developed capitalized software costs as described in Note 1 to the financial statements. Research and development expense reflects the software development costs incurred for product development prior to capitalization under FAS 86, as well as costs of minor modifications to existing products. Such modifications benefit both existing maintenance customers and future product licensees.

NOTE 6 -- INTANGIBLE ASSETS
    Hogan acquired the marketing and support service rights to the Company's Integrated Banking Application software and certain other products in the United States, Canada, Puerto Rico and Latin America from International Business Machines Corporation ("IBM") effective February 1, 1994 (marketing) and March 1, 1994 (maintenance support). The Company is amortizing the rights over the anticipated periods of benefit of 15 months and 12 years for the maintenance support and marketing rights, respectively. Amortization charged to expense for these rights amounted to $864 in 1995.

NOTE 7 -- FINANCING ARRANGEMENT
    The Company entered into an unsecured bank revolving credit agreement on March 4, 1994 which provides for borrowings up to $20,000 through June 14, 1996. Borrowings under the credit agreement will, at the Company's option, bear interest at either the Prime Rate (9% at March 31, 1995) or a rate based on the London Interbank Offered Rate plus .875 percent (7.625% at March 31, 1995). The agreement contains, among other covenants, provisions requiring certain financial ratios be maintained and limits on loan indebtedness, advances and investments. A commitment fee of 0.125 percent is paid on the unused portion of the revolving credit agreement and no compensating balances are required. At March 31, 1995, the unused portion of the revolving credit agreement was $18,080.

                              HOGAN SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 8 -- COMMITMENTS AND CONTINGENCIES
    There are no outstanding claims against the Company which management believes will have a material adverse effect on the Company's financial position or results of operations.

NOTE 9 -- SHAREHOLDERS' EQUITY
    The Company has 1,000,000 shares of authorized preferred stock. The Board of Directors has the authority to determine the terms and provisions of any series of preferred stock.

    During fiscal 1994, the Company repurchased 688,772 shares of Hogan stock from IBM for $5,855.

NOTE 10 -- BUSINESS SEGMENTS AND FOREIGN OPERATIONS
    The Company supplies integrated software products and support services to financial institutions and operates from three principal geographic areas: 1) the United States, 2) Europe and Africa and 3) Asia Pacific. The following is a summary of information by area:

                                                                                  MARCH 31,
                                                                       -------------------------------
                                                                         1995       1994       1993
                                                                       ---------  ---------  ---------
Revenues:
  United States......................................................  $  70,636  $  45,754  $  43,772
  Europe and Africa..................................................     17,163     22,280     17,224
  Asia Pacific.......................................................      4,807      3,606      3,522
                                                                       ---------  ---------  ---------
    Total revenues...................................................  $  92,606  $  71,640  $  64,518
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------
Operating income (loss):
  United States......................................................  $   1,190  $   9,372  $   8,671
  Europe and Africa..................................................      6,884      1,175       (141)
  Asia Pacific.......................................................        988       (830)      (192)
                                                                       ---------  ---------  ---------
                                                                           9,062      9,717      8,338
Interest income (expense), net.......................................        (68)       775      1,312
                                                                       ---------  ---------  ---------
Income before income taxes, and cumulative effect of accounting
 change..............................................................  $   8,994  $  10,492  $   9,650
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------
Identifiable Assets:
  United States......................................................  $  82,834  $  65,309  $  59,278
  Europe and Africa..................................................     12,337     16,722     11,244
  Asia Pacific.......................................................      1,510      1,459      1,123
                                                                       ---------  ---------  ---------
    Total assets.....................................................  $  96,681  $  83,490  $  71,645
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

    During 1995, the Company changed its agreements with regard to its foreign subsidiaries. The agreements resulted in substantial financial support of the foreign operations by the parent. The application of this modification resulted in the fluctuation in the operating income figures detailed in the table above.

    Total 1995 U.S. revenues include export sales to unaffiliated customers principally in South America, Australia, Canada and Mexico of $22,977. In fiscal years 1994 and 1993, total U.S. revenues included export sales to unaffiliated customers principally in Canada, South America, Mexico, Australia and Europe of $13,440 and $2,268, respectively.

                              HOGAN SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 10 -- BUSINESS SEGMENTS AND FOREIGN OPERATIONS (CONTINUED)
    Professional services, license fee and maintenance fee revenues from two customers aggregated 11% of total revenues in 1995. Revenues from IBM aggregated 7%, 35% and 61% of total revenues in 1995, 1994 and 1993, respectively.

NOTE 11 -- EMPLOYEE BENEFIT PLANS
    A total of 3,500,000 shares of common stock have been reserved under the Company's 1984 and 1985 stock option plans. The option prices of grants made under these plans are equal to the fair market value of the Company's stock on the date of grant. The options are exercisable cumulatively at rates varying from 20 percent to 50 percent annually and expire ten years from the date of grant. At March 31, 1995, options for 1,153,473 shares were exercisable under the stock option plans. As of March 31, 1995, there were 2,013 shares available for grant under the Company's stock option plans.

                                                                   NUMBER OF SHARES    PRICE PER SHARE
                                                                   -----------------  ------------------
Outstanding, March 31, 1992......................................        2,192,823    $1.675-$10.375
  Granted........................................................        1,327,000    $3.75-$7.625
  Exercised......................................................         (403,441)   $1.675-$5.75
  Cancelled......................................................         (538,417)   $2.375-$6.875
                                                                   -----------------
Outstanding, March 31, 1993......................................        2,577,965    $3.625-$10.375
  Granted........................................................          262,000    $10.00-$11.125
  Exercised......................................................         (664,159)   $3.625-$6.875
  Cancelled......................................................         (112,234)   $3.625-$7.125
                                                                   -----------------
Outstanding, March 31, 1994......................................        2,063,572    $3.625-$11.125
  Granted........................................................          604,600    $5.50-$5.75
  Exercised......................................................          (21,332)   $6.00-$9.625
  Cancelled......................................................         (108,703)   $3.625-$11.125
                                                                   -----------------
Outstanding, March 31, 1995......................................        2,538,137    $3.625-$11.125

    The Company has a Savings and Profit Sharing Plan pursuant to Section 401(k) of the Internal Revenue Code. Company contributions to the plan aggregated $965 for 1995; $820 for 1994 and $600 for 1993.

NOTE 12 -- INCOME TAXES
    Effective April 1, 1993, the Company adopted FAS 109. The cumulative effect of the change in the method of accounting for income taxes of $350 was determined as of April 1, 1993 and is reported separately in the Consolidated Statements of Income for the fiscal year ended March 31, 1994. Prior years' financial statements have not been restated to apply the provisions of SFAS No. 109.

    Pursuant to the deferred method under APB Opinion 11, which was applied in fiscal years ended March 31, 1993 and prior, deferred income taxes are recognized for income and expense items that are reported in different years for financial reporting purposes and income tax purposes using the tax rate applicable for the year of the calculation.

                              HOGAN SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 12 -- INCOME TAXES (CONTINUED)
    The components of income tax expense (benefit) are:

                                                                              YEAR ENDED MARCH 31,
                                                                         -------------------------------
                                                                           1995       1994       1993
                                                                         ---------  ---------  ---------
Current:
  Federal..............................................................  $     (73) $  (1,138) $   3,088
  Foreign..............................................................      2,246      1,788        282
  State................................................................     --         --            260
Deferred...............................................................        527      3,950        540
                                                                         ---------  ---------  ---------
  Total Provision......................................................  $   2,700  $   4,600  $   4,170
                                                                         ---------  ---------  ---------
                                                                         ---------  ---------  ---------

    A reconciliation of income tax expense at the statutory rate to income tax expense at the Company's effective rate is as follows:

                                                                              YEAR ENDED MARCH 31,
                                                                         -------------------------------
                                                                           1995       1994       1993
                                                                         ---------  ---------  ---------

Computed tax at the Federal statutory rate of 34%......................  $   3,058  $   3,567  $   3,281
Benefit of net operating loss..........................................     --           (761)    --
Foreign tax withheld...................................................      1,745      1,401        130
Foreign net operating loss, not previously benefited...................     (2,908)    --         --
Rate differential on foreign subsidiary income.........................        367     --            120
State income tax and other.............................................        438        393        639
                                                                         ---------  ---------  ---------
Income tax expense.....................................................  $   2,700  $   4,600  $   4,170
                                                                         ---------  ---------  ---------
                                                                         ---------  ---------  ---------

    The components of the non-current deferred tax liability are as follows at March 31, 1995 and 1994:

                                                                                      1995       1994
                                                                                    ---------  ---------

Non-current deferred tax liability:
  Capitalized software............................................................  $   9,097  $   6,956
  State taxes.....................................................................        411        316
Non-current deferred tax assets:
  Depreciation....................................................................       (309)      (278)
  Deferred revenue................................................................       (658)      (267)
  Foreign subsidiary net operating loss carryforwards.............................     --         (2,908)
  R&D credit carryforward.........................................................     (5,138)    (3,488)
  Other carryforwards.............................................................     --           (520)
  Other...........................................................................      1,099       (234)
Valuation allowance:
  Foreign subsidiary net operating loss carryforwards.............................     --          2,908
                                                                                    ---------  ---------
  Non-current deferred tax liability..............................................  $   4,502  $   2,485
                                                                                    ---------  ---------
                                                                                    ---------  ---------
The components of the current deferred tax asset are as follows:

  Allowance for doubtful accounts.................................................  $     209  $     107
  Various accruals................................................................        696        692
                                                                                    ---------  ---------
  Current deferred tax asset......................................................  $     905  $     799
                                                                                    ---------  ---------
                                                                                    ---------  ---------

                              HOGAN SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 12 -- INCOME TAXES (CONTINUED)
    As of March 31, 1995, for tax purposes the Company has $5,138 of available general business credits which expire from 1998 to 2010. Under Section 382 of the Internal Revenue Code, annual use of loss or credit carryforwards may be limited if a cumulative change in ownership of more than 50 percent occurs within a three year period. The 1995 reduction in the valuation allowance was attributable to the realization of foreign net operating loss carryforwards not previously benefited.

NOTE 13 -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
    Quarterly financial information for the two years ended March 31, 1995 is as follows:

                                                                         QUARTER ENDED
                                                           ------------------------------------------
                                                           JUN. 30,   SEP. 30,   DEC. 31,   MAR. 31,
                                                             1994       1994       1994       1995
                                                           ---------  ---------  ---------  ---------
Revenues.................................................  $  19,784  $  23,409  $  20,316  $  29,097
Operating income.........................................        150      2,349        647      5,916
Net income...............................................         80      1,343        307      4,564
Net income per share.....................................  $     .01  $     .09  $     .02  $     .31


                                                                         QUARTER ENDED
                                                           ------------------------------------------
                                                           JUN. 30,   SEP. 30,   DEC. 31,   MAR. 31,
                                                             1993       1993       1993       1994
                                                           ---------  ---------  ---------  ---------
Revenues.................................................  $  15,629  $  14,726  $  18,608  $  22,677
Operating income.........................................      2,014        563      3,053      4,087
Net income...............................................      1,804        332      1,658      2,448
Net income per share.....................................  $     .12  $     .02  $     .11  $     .16

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Hogan Systems, Inc.

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of cash flows and of changes in shareholders' equity, present fairly, in all material respects, the financial position of Hogan Systems, Inc. and its subsidiaries at March 31, 1995 and 1994 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

    As discussed in Note 12 to the financial statements, the Company changed its method of accounting for income taxes in the year ended March 31, 1994.

PRICE WATERHOUSE LLP

Dallas, Texas
April 21, 1995

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT.

    Information required for this Item 10 is hereby incorporated by reference to the Company's proxy statement "Proxy Statement" to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of the Company's fiscal year ended March 31, 1995.

ITEM 11.  EXECUTIVE COMPENSATION.

    Information required for this Item 11 is hereby incorporated by reference to the Company's Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Information required for this Item 12 is hereby incorporated by reference to the Company's Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Information required for this Item 13 is hereby incorporated by reference to the Company's Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K.

    (a) The following documents are filed as part of this Report:

    1. FINANCIAL STATEMENT SCHEDULE. The following Financial Statement Schedule of Hogan Systems, Inc., is filed as part of this Annual Report on Form 10-K.

       Report of Independent Accountants on Financial Statement Schedules (page
       29).

       II  -- Valuation and Qualifying  Accounts for the  years ended March  31,
              1995, 1994 and 1993 (page 30).

         All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

    2. EXHIBITS:

     3   (i) Restated Certificate  of Incorporation,  Hogan Systems,  Inc., a  Delaware
             Corporation. (5)
         (ii) By-Laws of Hogan Systems, Inc., a Delaware Corporation. (5)
     4.1     Stock  certificate  evidencing shares  of common  stock of  Hogan Systems,
             Inc., a Delaware Corporation. (7)
    10.1     Agreement for the Purchase and Sale of the Transaction System dated as  of
             July  27,  1977,  between  Mercantile  National  Bank  of  Dallas  and the
             Registrant. (1)
    10.9     Registrant's Standard Form License Agreement. (2)
    10.17    1982 Non-Statutory Option Plan  and forms of  Stock Option Agreements  and
             Stock Restriction Agreement. (1)
    10.18    1982  Incentive  Stock  Option Plan  and  form of  Incentive  Stock Option
             Agreement, Amendment  to  Stock  Option Agreement  and  Stock  Restriction
             Agreement. (1)

    10.19    Stock  Purchase Agreement dated as of November 3, 1982, between Registrant and William O. Hunt. (1)
    10.21    1984 Incentive Stock Option Plan and form of Incentive Stock Option Agree-
             ment. (3)
    10.22    1984 Non-Statutory Stock Option Plan  and form of Stock Option  Agreement.
             (3)
    10.23    Lease  dated January  20, 1984, between  805 Third Avenue  Company and the
             Registrant. (3)
    10.26    1985 Incentive Stock Option Plan. (5)
    10.27    1985 Non-Statutory Stock Option Plan. (5)
    10.28    License Agreement for Use and Marketing  of Program Materials dated as  of
             May  7,  1986,  between  Registrant  and  International  Business Machines
             Corporation. (4)
    10.29    Marketing  Agreement   dated  May   7,   1986,  between   Registrant   and
             International Business Machines Corporation. (4)
    10.30    Product   Support  and  Service  Agreement  dated  May  7,  1986,  between
             Registrant and International Business Machines Corporation. (4)
    10.31    Master Development Agreement  dated May  7, 1986,  between Registrant  and
             International Business Machines Corporation. (4)
    10.32    Master  Services  Agreement  dated  May 7,  1986,  between  Registrant and
             International Business Machines Corporation. (4)
    10.33    Assets Purchase Agreement between Systems  4 of Durango, Inc., Raymond  L.
             Walters, Tommy Lee Stuber, Robert Frasscanito and Hogan Systems, Inc. (7)
    10.34    Agreement  and Plan of Reorganization for  the acquisition of GDK Systems,
             Inc. by Hogan Systems, Inc. (6)
    10.35    Lease Agreement effective July 1, 1986, between Spectrum Center, Ltd.  and the Registrant. (7)
    10.38    Assets  Purchase Agreement effective  June 8, 1990  between Hogan Systems,
             Inc. and B-V Systems, Inc. (8)
    10.39    Employment Agreement dated July 22, 1987 and Stock Option Agreement  dated
             September 24, 1987 between Gary W. Fiedler and the Registrant. (8)
    10.40    Agreement dated as of June 30, 1990 between Gary W. Fiedler and the Regis-
             trant. (8)
    10.41    Amendment dated June 30, 1990 to the License Agreement Number 604 dated on or  about  May  7,  1986  between  Registrant  and  International Business
             Machines Corporation. (9)
    10.42    Amendment dated June 30, 1990 to the Marketing Agreement Number 605  dated on  or about May 7, 1986 between Registrant and International Business Ma-
             chines Corporation. (9)
    10.43    Amendment dated June 30, 1990 to the Product Support and Service Agreement
             Number  606  dated  on  or  about  May  7,  1986  between  Registrant  and
             International Business Machines Corporation. (9)
    10.44    Amendment  dated June 30, 1990 to  the Master Development Agreement Number
             607 dated on  or about May  7, 1986 between  Registrant and  International
             Business Machines Corporation. (9)

    10.45    Amendment  dated June 30, 1990 to the Master Services Agreement Number 608
             dated on  or  about  May  7, 1986  between  Registrant  and  International
             Business Machines Corporation. (9)
    10.46    Stock  Purchase Agreement dated September  10, 1990 between Registrant and
             International Business Machines Corporation. (9)
    10.47    Software Marketing and License Agreement  dated February 28, 1991  between
             Banc A Corporation and the Registrant. (10)
    10.48    An  Agreement to provide remote computer services dated March 29, 1991 be-
             tween Hogan Systems, Inc. and Citicorp Information Resources. (10)
    10.49    Asset Purchase Agreement dated September  4, 1991, between Registrant  and
             Surecomp Sales, Inc. (11)
    10.50    Agreement  dated June 29, 1992 between  Michael H. Anderson and the Regis-
             trant. (12)
    10.51    Stock Repurchase  Agreement dated  October 4,  1993 between  International
             Business Machines Corporation and the Registrant. (13)
    10.52    Amendment dated January 28, 1994 to the License Agreement Number 604 dated on  or about May 7, 1986 between Registrant and International Business Ma-
             chines Corporation. (13)
    10.53    Agreement dated  January 28,  1994  between Registrant  and  International
             Business  Machines Corporation to revise  License Agreement Number 604 and
             Product Support and  Services Agreement  Number 606 and  to terminate  the
             Marketing  Agreement Number  605, the Master  Development Agreement Number
             607 and the Master Services Agreement Number 608. (13)
    10.54    Revolving Credit Note dated March 4, 1994 between Hogan Systems, Inc.  and
             NationsBank of Texas, N.A. (13)
    10.55    Loan  Agreement  dated  March  4, 1994  between  Hogan  Systems,  Inc. and
             NationsBank of Texas, N.A. (13)
    10.56    Building Purchase Agreement  dated April 25,  1994 between the  Registrant and Barclays Nominees (George Yard) Limited. (13)
    10.57    Renewal and Extension Agreement dated March 3, 1995 between Hogan Systems,
             Inc. and NationsBank of Texas, N.A.
    10.58    Renewal and Extension Agreement dated June 15, 1995 between Hogan Systems,
             Inc. and NationsBank of Texas, N.A.
    10.59    Renewal  Revolving Credit Note dated June  15, 1995 between Hogan Systems,
             Inc. and NationsBank of Texas, N.A.
    11.1     Weighted  Average  Number  of  Common  Shares  Outstanding/Computation  of
             Earnings Per Share (included on Page 31).
    20.1     Press release dated June 7, 1995. (14)
    21.1     List of Subsidiaries (included on page 31).
    23.1     Consent of Independent Accountants (included on page 32.)
    24.1     Power of Attorney (included on page 28.)
    27.1     Financial Data Schedule.

- ------------------------
(1) Incorporated by reference to the same numbered exhibit to Registrant's Registration Statement on Form S-1 and Amendment No. 1 thereto (File No. 2-80203) which became effective December 10, 1982.

(2)  Incorporated  by  reference to  the same  numbered exhibit  to Registrant's
     Registration Statement on Form S-1 (File No. 2-87937) which became effective December 13, 1983.

(3) Incorporated by reference to the same numbered exhibit to the Company's report on Form 10-K for the fiscal year ended March 31, 1984.

(4) Incorporated by reference to the exhibits listed at Item 7. in the Company's report on Form 8-K dated May 7, 1986 and filed May 22, 1986.

(5) Incorporated by reference to the same numbered exhibit to the Company's report on Form 10-K for the fiscal year ended March 31, 1986.

(6) Incorporated by reference to Exhibit No. 2(a) at Item 7. in the Company's report on Form 8-K dated May 14, 1987, and Filed May 28, 1987.

(7) Incorporated by reference to the same numbered exhibit to the Company's report on Form 10-K for the fiscal year ended March 31, 1987.

(8) Incorporated by reference to the same numbered exhibit to the Company's report on Form 10-K for the fiscal year ended March 31, 1990.

(9) Incorporated by reference to the exhibits listed at Item 7. in the Company's report on Form 8-K dated November 1, 1990 and filed November 7,
     1990.

(10) Incorporated by reference to the same numbered exhibit to the Company's report on Form 10-K for the fiscal year ended March 31, 1991.

(11) Incorporated by reference to the exhibits listed at Item 7. in the Company's report on Form 8-K dated September 6, 1991 and filed September
     20, 1991.

(12) Incorporated by reference to the exhibit listed at Item 6. to the Company's report on Form 10-Q for the first quarter of fiscal year ended March 31, 1993.

(13) Incorporated by reference to the same numbered exhibit to the Company's report on Form 10-K for the fiscal year ended March 31, 1994.

(14) Incorporated by reference to the exhibit listed at Item 7. in the Company's report on Form 8-K dated June 7, 1995 and filed June 16, 1995.

    4. REPORTS ON FORM 8-K.
     No report on Form 8-K was filed during the fiscal year ended March 31, 1995.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          HOGAN SYSTEMS, INC.

                                          By:       /s/ MICHAEL H. ANDERSON

                                             -----------------------------------
                                                     Michael H. Anderson
                                                   CHAIRMAN, PRESIDENT AND
                                                   CHIEF EXECUTIVE OFFICER
DATE: June 27, 1995

                               POWER OF ATTORNEY

    KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael H. Anderson and David R. Bankhead, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 27, 1995.

             SIGNATURE                          CAPACITY
- ----------------------------------------------------------------------

      /s/ MICHAEL H. ANDERSON            Chairman, President and
- -----------------------------------
                                         Chief Executive Officer
        Michael H. Anderson           (Principal Executive Officer)

       /s/ CAROL F. DRESSLER                    Director
- -----------------------------------
         Carol F. Dressler

     /s/ WILLIAM H. DOUGHERTY                   Director
- -----------------------------------
       William H. Dougherty

        /s/ WILLIAM O. HUNT                     Director
- -----------------------------------
          William O. Hunt

        /s/ PAUL J. PALMER                      Director
- -----------------------------------
          Paul J. Palmer

       /s/ DAVID R. BANKHEAD        Senior Vice President Finance and
- -----------------------------------
                                         Chief Financial Officer
         David R. Bankhead            (Principal Financial Officer)

        /s/ SARAH M. BUTTON                    Controller
- -----------------------------------
                                     (Principal Accounting Officer)
          Sarah M. Button

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Hogan Systems, Inc.

    Our audits of the consolidated financial statements referred to in our report dated April 21, 1995 appearing on page 22 of this Annual Report on Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE LLP

Dallas, Texas
April 21, 1995

                              HOGAN SYSTEMS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                  SCHEDULE II

ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                                                    ADDITIONS
                                                             ------------------------
                                                BALANCE AT   CHARGED TO   CHARGED TO   WRITE-OFF OF  BALANCE AT
                                                 BEGINNING    COSTS AND      OTHER     UNCOLLECTIBLE   END OF
                                                 OF PERIOD    EXPENSES     ACCOUNTS      ACCOUNTS      PERIOD
                                                -----------  -----------  -----------  ------------  -----------
Year Ended March 31, 1995.....................  $   525,000  $   420,000  $   --        $   34,000   $   911,000
Year Ended March 31, 1994.....................      373,000  $   468,000      226,000(A)     542,000     525,000
Year Ended March 31, 1993.....................      325,000      858,000      --           810,000       373,000

- ------------------------
(A)  Reclassification from another balance sheet account.