Form 10-K/A
period 1995-03-31
HOGAN SYSTEMS INC
filed 1995-07-28
CIK 709139

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                    PART III

    Part III is amended and restated in its entirety to reflect the following:

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

    The table below sets forth information about each director of the Company:

NAME                                  AGE                         POSITION WITH THE COMPANY
- --------------------------------      ---      ----------------------------------------------------------------
Michael H. Anderson.............          56   Chairman of the Board of Directors, President and Chief
                                                Executive Officer
William H. Dougherty............          64   Director
Carol F. Dressler...............          49   Director
William O. Hunt.................          61   Vice Chairman of the Board of Directors
Paul J. Palmer..................          63   Director

    Mr. Anderson has been Chairman of the Board, President and Chief Executive Officer of Hogan since August 1993. He was president and chief executive officer of Hogan from June 1992 to August 1993. Prior to joining Hogan, Mr. Anderson served as executive vice president of NEC Technologies, Inc. (March 1989 to February 1992) and president of Nixdorf Computer Corp. (February 1982 to March
1989).

    Mr. Dougherty has been a director of Hogan since 1994 and currently serves as Chair of the Compensation Committee. A private investor since January 1994, he was Group Executive Vice President and Chief Financial Officer of KeyCorp from March 1989 to December 1993. Prior to joining KeyCorp, Mr. Dougherty served in various positions with banking organizations, including President of NCNB Corp. and Vice Chairman of Southeast Bank, N.A. He has also served as Vice Chairman and Chief Financial Officer of Coca-Cola Bottling Co. Consolidated, and as a director of NCNB Corp., North Carolina National Bank, Southeast Bancorp, Southeast Bank, N.A., and Coca-Cola Bottling Co. Consolidated.

    Ms. Dressler has been a director of Hogan since 1992 and currently serves as Chair of the Options Committee. She is Executive Director, Executive Education, for the Graduate School of Business of Stanford University. Prior to assuming this position, she was Associate Vice President of the Stanford University Office of Development from July 1988 to October 1993.

    Mr. Hunt has been a director of Hogan since 1982, has served as Vice Chairman of the Board since August 1993 and is Chair of the Audit Committee. He was Chairman of the Board of Hogan from August 1990 to August 1993. From December 1992 to the present, he has served as Chairman of the Board, President and Chief Executive Officer of Intellicall, Inc. a company engaged in the business of providing products and services to pay telephone networks on a worldwide basis. Prior to joining Intellicall, from July 1989 to July 1992, he was Chief Executive Officer of Alliance Telecommuni-cations Corporation, a company engaged in the manufacture and service of wireless communications systems. Mr. Hunt also serves as a director of The Allen Group, Inc., Dr Pepper Bottling Company of Texas, and American Homestar Corporation.

    Mr. Palmer has been a director of Hogan since 1993. An Executive Consultant since June 1992, he was Vice President of International Business Machines Corporation from March 1982 to June 1992. He serves as Chairman of the Board of Novasoft Systems, Inc., and as a director of XLI, Inc.

    The table below sets forth information about each officer of the Company:

NAME                                        AGE                      POSITION WITH THE COMPANY
- --------------------------------------      ---      ----------------------------------------------------------
David R. Bankhead.....................          45   Senior Vice President and Chief Financial Officer
James J. Dellamore....................          38   Senior Vice President, Development and Services
W. Daniel Johnson.....................          53   Senior Vice President, Corporate Development
R. Edwin Pearce.......................          41   Senior Vice President, General Counsel and Secretary
Paul J. Zoukis........................          41   Senior Vice President, Marketing and Sales
Sarah M. Button.......................          33   Controller

    Mr. Bankhead joined the Company in October 1993 as Senior Vice President of Finance and Chief Financial Officer. From 1984 to October 1993, Mr. Bankhead was with CYBERTEK Corporation and served in various positions including Senior Vice President and Chief Operating Officer, Vice President and Chief Financial Officer and Controller.

    Mr. Dellamore joined Hogan Systems in 1984 and was appointed to his present position in November 1992. Prior to assuming his current position, he held various technical and management positions in product development and services.

    Mr. Johnson joined Hogan Systems, Inc. in January 1992 as Senior Vice President of Human Resources and was appointed to his present position in November 1992. From 1987 to 1991 Mr. Johnson was engaged in private investments and consulting. From 1983 to 1987 Mr. Johnson served as Vice President of Human Resources for UCCEL Corporation and prior to that held a variety of Human Resource positions with General Electric Company.

    Mr. Pearce joined the Company in May 1984 as Vice President Legal Services and General Counsel and was appointed to his present position in October 1990. From 1981 to 1984 Mr. Pearce was engaged in private law practice in Dallas, Texas.

    Mr. Zoukis joined the Company in April 1992 as Senior Vice President of Marketing and Planning and was appointed to his new position in April 1994. From 1989 to 1991 Mr. Zoukis served as Vice President of Marketing at G.E. Information Services where he served in a variety of marketing positions between 1980 and 1989.

    Ms. Button joined Hogan Systems in 1992 as European Controller and was appointed to her present position in April 1995. Prior to joining the Company, she was employed by Price Waterhouse in the United Kingdom.

    There are no family relationships among directors or executive officers of the Company.

ITEM 11. EXECUTIVE COMPENSATION

    COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

    The Compensation Committee and the Options Committee (the "Committees") collectively are responsible for structuring the Company's executive compensation program. The Committees' primary mission is to structure an executive compensation strategy and administer a range of policies and programs designed to reflect the Company's fundamental philosophy of aligning the interests of executives with the interests of shareholders by creating a performance-oriented environment that rewards performance that is related to the goals of the Company. The program is also designed to ensure the competitiveness of executive compensation so that the Company can attract, motivate, and retain executive talent with outstanding qualifications and experience in the highly competitive software, data processing and services marketplace. Recommendations of the Compensation Committee are ultimately considered and approved by the Board of Directors. No member of the Committees, composed of the individuals listed below this report, is an employee of the Company. The Company has, from time to time, retained independent compensation consultants to advise the Company on various compensation matters.

    The Committees periodically meet throughout the year as necessary. The Compensation Committee annually evaluates the competitiveness of the executive compensation program, taking into consideration the individual performance of the Company's executives, the operating results of the Company and external sources of compensation information.

    In their considerations, the Committees do not assign quantitative relative weights to different factors or follow mathematical formulae. Rather, the Committees exercise discretion and judgment after considering factors deemed relevant.

    The key components of the executive compensation program are:

    - base salary;

    - executive bonus (in years when the Company's performance warrants such an award); and

    - stock option grants.

    BASE SALARY

    The Compensation Committee's policy is to establish base salary levels that are intended to be consistent with (i) competitive practice, (ii) skills and experience required, and (iii) the level of responsibility and the performance of the individual executive.

    The Compensation Committee reviews executive base salaries annually and makes adjustment based on competitive trends and the performance of the individual executive.

    EXECUTIVE BONUS

    The purpose of the executive bonus program is to provide a link between executive compensation and the attainment of annually defined Company and individual objectives. As a result, bonus awards are made when the Company's and the individual's performance warrants an award.

    In the past, the Company has set various performance goals and revenue targets that varied from year to year. For fiscal year 1995, these goals were the attainment of operating income targets and designated earnings per share levels. Executive bonus payments are dependent upon the Company's attainment of such performance goals. A target award opportunity is established for each executive based on the executive's level of responsibility, position, salary level and potential contribution to the success of the Company, and considerations of competitive compensation. The executive's actual award opportunity is determined by the Board of Directors on recommendation by the Compensation Committee at the end of the fiscal year based on the Company's operating income. Payments are a percentage of base salary paid from a bonus pool.

    Typically at the beginning of each fiscal year, the Board of Directors, acting on the recommendation of the Compensation Committee, and in consultation with management of the Company, establishes target levels of earnings per share and qualitative performance for the Company as a whole for the current fiscal year. These targets are based on selected levels of earnings per share, giving consideration to the historical results for the Company, as well as a percentage growth in operating income over the prior year's actual performance. These targets reflect external standards of financial performance that are related to the annual business plans of the operating groups or the Company as a whole. Threshold and maximum levels of operating income are then established around these targets in order to create a range of operating income that will be used to measure the potential award opportunity under the annual incentive award plan.

    To determine the actual award to be granted to an executive, an assessment is then made of the executive's position, salary level and individual performance, including contributions in a number of specific areas, such as creativity, leadership, decision making and financial and general management. This assessment ensures that individual awards reflect an executive's specific contributions to the success of the Company. Actual awards made to executives are based upon recommendations made by the Compensation Committee, subject to the approval of the Board of Directors, which may revise the Compensation Committee's award recommendations at its discretion.

    STOCK OPTION GRANTS

    Stock option grants are administered by the Options Committee. Stock option grants constitute the Company's principal long-term incentive vehicle.

    The Company has periodically granted stock options in order to provide certain of its executives with a competitive total compensation package and reward them for their contribution to the Company's long-term performance. These grants are designed to align the executive's interest with that of the shareholders and to strengthen the link between executive compensation and long-term Company performance.

    All options granted have an option price that is not less than 100 percent of the fair market value of the stock on the date of grant. The term of the options, vesting increments, and the dates after which they become exercisable are established by the Options Committee of the Company, subject to the terms of the Company's stock option plans. The Options Committee works with the Board and Compensation Committee to grant options which are consistent with the principles of the Company's compensation guidelines and practices.

    In determining the number of shares to be granted to an executive, the Options Committee considers recommended grants from management, and makes an assessment of the executive's position, salary level and individual performance, including contributions in a number of specific areas, such as creativity, leadership, decision making and financial and general management. This assessment ensures that individual grants reflect an executive's specific contributions to the success of the Company. All grants made to executives must be approved by the Options Committee.

    FISCAL YEAR 1995 EXECUTIVE COMPENSATION

    Michael H. Anderson was hired as the Company's President and Chief Executive Officer in June 1992 with a three-year employment contract, which established a minimum base salary level subject to annual increases as determined in the discretion of the Board of Directors of the Company. In July 1994, the agreement was amended to provide for a new three-year term with automatic renewals. See "EMPLOYMENT AGREEMENTS." After consideration of the factors described above under "Base Salary," the Board of Directors established a base annual salary of $298,750 for Mr. Anderson for the 1995 fiscal year.

    For the 1995 fiscal year, Mr. Anderson received an annual bonus award of $223,000, which was made on the basis of the compensation philosophy described above under "Executive Bonus" and reflects (i) fiscal year 1995 performance that was consistent with operating income targets and (ii) qualitative factors such as leadership and team building. The other executive officers' annual bonus awards were based upon the same considerations applicable to Mr. Anderson, as described above. With respect to each of the executive officers noted in the Summary Compensation Table, option awards were granted during the 1995 fiscal year.

    The base salaries of Messrs. Dellamore, Johnson, Pearce, and Zoukis for the 1995 fiscal year were determined based upon the factors described above in "Base Salary." See "Summary Compensation Table."

    SUMMARY

    The Compensation Committee, in its judgment, has set compensation levels that reflect each executive's contribution toward the Company's fiscal year 1996 objectives and believes that the executive compensation program, as implemented, aligns the financial opportunity for the executive with increased value to shareholders.

    COMPENSATION COMMITTEE

       William H. Dougherty, Chair
       William O. Hunt
       Paul J. Palmer

    OPTIONS COMMITTEE

       Carol F. Dressler, Chair
       William M. Doran
       Paul J. Palmer

    COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    From August 9, 1990 to August 1993, William O. Hunt effectively served in an executive officer capacity in connection with his service as Chairman of the Board of Directors. William M. Doran is a partner with the firm of Morgan, Lewis & Bockius, counsel to Hogan. No other member of the Committee has any interlocking relationship with any other corporation that requires specific disclosure under this heading.

SUMMARY COMPENSATION TABLE

    The following Summary Compensation Table sets forth the compensation for the past three years paid to each of the five most highly compensated directors or executive officers of the Company whose aggregate current remuneration exceeded $100,000 (the "named executive officers").

                              ANNUAL COMPENSATION

                                                                                 (A)                           (B)
                                                                            OTHER ANNUAL                    ALL OTHER
             NAME AND                             SALARY        BONUS       COMPENSATION       OPTIONS    COMPENSATION
        PRINCIPAL POSITION             YEAR         ($)          ($)             ($)             (#)           ($)
- -----------------------------------  ---------  -----------  -----------  -----------------  -----------  -------------
Michael H. Anderson ...............       1995  $   298,750  $   223,000         --               75,000   $    10,489
 Chairman of the Board,                   1994  $   285,000  $   223,000         --              --             13,391
  President and Chief                     1993  $   195,102  $   128,750         --              500,000        43,874
  Executive Officer

James J. Dellamore ................       1995  $   148,750  $    75,000         --               75,000   $     6,380
 Senior Vice President                    1994  $   135,000  $    75,000         --              --              6,922
  Development and                         1993  $   107,500  $    37,500         --               71,000         4,300
  Services

W. Daniel Johnson .................       1995  $   156,875  $    75,000         --               40,000   $     6,237
 Senior Vice President                    1994  $   150,000  $    75,000         --              --              2,674
  Corporate Development                   1993  $   133,500  $    65,400         --              100,000       --

R. Edwin Pearce ...................       1995  $   156,875  $    80,000         --               40,000   $     6,886
 Senior Vice President,                   1994  $   150,000  $    80,000         --              --              7,932
  Secretary and General                   1993  $   145,002  $    52,000         --               72,000         5,800
  Counsel

Paul J. Zoukis ....................       1995  $   159,167  $    90,000         --               75,000   $     6,916
 Senior Vice President                    1994  $   150,000  $    90,000         --              --             13,861
  Marketing and Sales                     1993  $   128,583  $    65,000         --              150,000       103,631

- ------------------------
(A) Does not include amounts expended by Company that may have a value as a personal benefit to the named executive officer. The value of such benefits with respect to each executive officer named is less than 10% of his total salary and bonus reported herein.

(B) The Company contributed the following amounts, during the 1995 fiscal year, under the Savings and Profit Sharing Plan with respect to the following named executive officers: Michael H. Anderson $6,310.32, James J. Dellamore $5,950.00, W. Daniel Johnson $4,725.24, R. Edwin Pearce $6,247.83, and Paul
     J. Zoukis $6,276.99. The Company contributed the following amounts, during the 1995 fiscal year, under Split Dollar Insurance policies with respect to the following senior executive officers: Michael H. Anderson, $4,179.00, James J. Dellamore, $430.00, W. Daniel Johnson, $1,512.00, R. Edwin Pearce, $639.00, and Paul J. Zoukis, $639.00. Split dollar insurance represents the actuarial value of the benefit to the employee of the current year's insurance premium paid by the Company in excess of that required to fund the death benefit under the policy. Cumulative net life insurance premiums paid are recovered by the Company at death, retirement or termination.

OPTION GRANTS IN LAST FISCAL YEAR

    The following table sets forth the details regarding the stock options granted to the named executive officers in fiscal year 1995. In addition, there are shown hypothetical gains that would exist for the respective options.

                                      INDIVIDUAL GRANTS(1)                                    POTENTIAL REALIZABLE
                               ----------------------------------                            VALUE AT ASSUMED RATES
                                  NUMBER OF                                                      OF STOCK PRICE
                                  SHARES OF     PERCENT OF TOTAL                            APPRECIATION FOR OPTION
                                COMMON STOCK     OPTIONS GRANTED    EXERCISE                        TERM(2)
                                 UNDERLYING      TO EMPLOYEES IN      PRICE     EXPIRATION  ------------------------
NAME                           OPTIONS GRANTED  FISCAL YEAR 1995    PER SHARE      DATE         5%           10%
- -----------------------------  ---------------  -----------------  -----------  ----------  -----------  -----------
Michael H. Anderson..........        75,000              12.4       $    5.50     03/22/05  $   259,419  $   657,419
James J. Dellamore...........        75,000              12.4       $    5.50     03/22/05  $   259,419  $   657,419
W. Daniel Johnson............        40,000               6.6       $    5.50     03/22/05  $   138,357  $   350,623
R. Edwin Pearce..............        40,000               6.6       $    5.50     03/22/05  $   138,357  $   350,623
Paul J. Zoukis...............        75,000              12.4       $    5.50     03/22/05  $   259,419  $   657,419

- ------------------------
(1) All options disclosed in this table vest in equal annual installments for each individual or grant on the first through the fourth anniversary of such grants.

(2) The dollar amounts under these columns assume 5% and 10% compounded annual appreciation in Hogan Common Stock relative to the exercise price for each option specified. These calculations and assumed realizable values are required to be disclosed under Securities and Exchange Commission rules and, therefore, are not intended to forecast possible future appreciation of Hogan Common Stock or amounts that may be ultimately realized upon exercise. Hogan did not use an alternate formula for the valuation of such options because it is not aware of any formula which will determine with reasonable accuracy a present value of options based upon future, unknown or volatile factors.

AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

    The following table sets forth information with respect to the named executive officers concerning exercise of options during fiscal year 1995, and the value of unexercised options held as of March 31, 1995.

                                                            NUMBER OF UNEXERCISED          VALUE OF UNEXERCISED
                                                                  OPTIONS AT             IN-THE-MONEY OPTIONS AT
                                  SHARES                        MARCH 31, 1995              MARCH 31, 1995(1)
                                ACQUIRED ON     VALUE     --------------------------  ------------------------------
NAME                             EXERCISE     REALIZED    EXERCISABLE  UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE
- ------------------------------  -----------  -----------  -----------  -------------  --------------  --------------
Michael H. Anderson...........           0    $    0.00      300,000        275,000   $   500,000.00  $   306,250.00
James J. Dellamore............           0    $    0.00       60,999        114,001   $    40,582.12  $    70,667.88
W. Daniel Johnson.............           0    $    0.00       69,166        105,834   $    41,665.75  $    66,459.25
R. Edwin Pearce...............       4,000    $    0.00      103,666         82,334   $    58,915.75  $    38,584.25
Paul J. Zoukis................           0    $    0.00       73,333        151,667   $    48,332.87  $   110,417.13

- ------------------------
(1)  Based on a share price of $6.25 at March 31, 1995.

PERFORMANCE GRAPH

    The following Performance Graph compares the Company's cumulative total shareholder return on its common stock for the last five fiscal years with the cumulative total return of The Nasdaq Stock Market U.S. Companies Index and the Standard and Poor's Software and Services Index for the same period.

                     COMPARISON OF CUMULATIVE TOTAL RETURN*

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

              HOGAN SYSTEMS      NASDAQ U.S.      S&P SOFTWARE
1990                    100.00          100.00             100.00
1991                    124.24          114.21              91.23
1992                    124.76          145.58             118.11
1993                    177.42          167.28             156.05
1994                    214.14          179.82             175.09
1995                    167.67          200.44             236.18

                       ASSUMES INITIAL INVESTMENT OF $100
                *TOTAL RETURN ASSUMES REINVESTMENT OF DIVIDENDS
                     AND IS BASED ON MARKET CAPITALIZATION

                      FOR FISCAL YEAR ENDED MARCH 31, 1995

EMPLOYMENT AGREEMENTS

    In connection with his employment as President and Chief Executive Officer of Hogan, on June 29, 1992, Michael H. Anderson entered into an employment agreement with Hogan with a three (3) year term ending June 28, 1995 (the "Agreement"). The Agreement originally provided for a minimum base salary of $257,500 and for payment of an equal or greater amount of base salary as determined in the discretion of the Board. The Agreement provided for a discretionary performance bonus of up to 50 percent of his base salary in effect at the end of each fiscal year. In addition,

Mr. Anderson was granted on June 28, 1992, nonstatutory options to purchase 300,000 shares of Hogan stock at an exercise price equal to the fair market value of the stock on the date of grant. These 300,000 options vest in three annual installments of 100,000 shares per year commencing one year from the date of grant. Mr. Anderson was also granted nonstatutory options to purchase 200,000 shares of Hogan stock on March 25, 1993, which vest in four annual installments of 50,000 shares per year commencing one year from the date of grant. Mr. Anderson was also granted nonstatutory options to purchase 75,000 shares of Hogan stock on March 22, 1995, which vest in four annual installments of 18,750 shares per year commencing one year from the date of grant. These options all vest immediately in the event of a change in control of the Company. In July 1994, the Agreement was amended (the "1994 Amendment") to provide (i) for a new three-year term commencing on the date of signing of the 1994 Amendment, with automatic renewals of such three-year term scheduled to occur on each anniversary of the 1994 Amendment, (ii) for a new minimum base salary of $300,000 and for payment of equal or greater amount of base salary as determined in the discretion of the Board, (iii) for a discretionary performance bonus of up to 80 percent of his base salary in effect at the end of each fiscal year, and (iv) for a right to payment, in the event that Mr. Anderson's employment relationship is terminated for reasons other than cause or voluntary termination, of an amount equal to the then current annual base salary being paid to Mr. Anderson at the time of termination for a period of three years. The 1994 Amendment also provides Mr. Anderson with the contractual right to (A) a pro rata payment of any executive incentive bonus for which Mr. Anderson would have been otherwise entitled in the event of termination of employment following a change of control of the Company, (B) participate in any supplemental retirement plans that are established by the Company in the future, and (C) the acceleration of any options granted to him during the term of the 1994 Amendment in the event of any change of control of the Company.

    In addition, in July 1994, the Company entered into agreements with each of its senior vice presidents to accelerate the vesting provisions of stock options in the event of a change in control of the Company and to pay an amount of severance equal to one year's base salary and a pro rata bonus payment for which such executive officer would have been otherwise entitled in the event of such executive officer's involuntary termination of employment following a change of control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table presents information provided to Hogan as to the beneficial ownership of Hogan Common Stock by persons holding approximately 5 percent or more of the outstanding shares of Hogan Common Stock and known significant shareholders as of June 22, 1995. Information as to the number of shares of Common Stock owned and the nature of ownership has been provided by these individuals or derived from Schedule 13D or 13G filings and is not within the direct knowledge of the Company. Unless otherwise indicated, the named individuals possess sole voting and investment power with respect to the shares listed.

                                                                             NUMBER OF SHARES
                                                                              OF COMMON STOCK
                                                                               BENEFICIALLY       PERCENT
NAME AND ADDRESS                                                                   OWNED         OF TOTAL
- ---------------------------------------------------------------------------  -----------------  -----------
Gregor G. Peterson (1) ....................................................        1,303,804         9.02%
  904 Lakeshore Drive
  P.O. Box 4450
  Incline Village, NV 89450
Charles J. Brooks .........................................................        1,016,356         7.03%
  Suite 2
  2016 Forest Avenue
  San Jose, CA 95128
ICM Asset Management, Inc. (2) ............................................        1,183,050         8.19%
  601 W. Main Avenue
  Suite 917
  Spokane, WA 99201

- ------------------------
(1) Represents: (a) 2,920 shares held directly by Mr. Peterson, (b) 1,000,268 shares held by a trust for the benefit of Mr. Peterson and his wife, (c) 240,616 shares owned by trusts of which Mr. Peterson's wife is trustee or co-trustee with respect to which Mr. Peterson disclaims beneficial ownership, and (d) 60,000 shares issuable upon exercise of outstanding options granted by Hogan which are presently exercisable.

(2) Represents: (a) 39,300 shares on which ICM has sole voting power, (b) 364,700 shares on which ICM has shared voting power, and (c) 1,183,500 shares on which ICM has shared dispositive power.

    The following table sets forth the beneficial ownership of Hogan Common Stock as of June 22, 1995 by each director and nominee for director, by Hogan's Chief Executive Officer and next four most highly compensated executive officers, and by all of Hogan's directors and executive officers, as a group. Information as to the number of shares of Common Stock owned and the nature of ownership has been provided by these individuals' filings and is not within the direct knowledge of the Company. Unless otherwise indicated, the named individuals possess sole voting and investment power with respect to the shares listed.

                                                                             NUMBER OF SHARES
                                                                              OF COMMON STOCK
                                                                               BENEFICIALLY     PERCENT OF
NAME                                                                               OWNED           TOTAL
- ---------------------------------------------------------------------------  -----------------  -----------
William H. Dougherty (1)...................................................          106,000         *
Carol F. Dressler (2)......................................................           18,100         *
William O. Hunt (3)........................................................           96,200         *
Paul J. Palmer (4).........................................................           17,000         *
Michael H. Anderson (5)....................................................          403,000         2.79%
James J. Dellamore (6).....................................................           66,666         *
W. Daniel Johnson (6)......................................................           77,500         *
R. Edwin Pearce (7)........................................................          126,257         *
Paul J. Zoukis (6).........................................................           90,000         *
All directors and current executive officers as a group (11 individuals)
 (8).......................................................................        1,020,785         7.07%

- ------------------------
* Represents less than one percent (1%) of the total number of shares outstanding.

(1) Includes 6,000 shares issuable upon the exercise of options granted by Hogan which were exercisable at June 22, 1995, or within 60 days thereafter.

(2) Includes 18,000 shares issuable upon the exercise of options granted by Hogan which were exercisable at June 22, 1995, or within 60 days thereafter.

(3) Includes 60,000 shares issuable upon exercise of options granted by Hogan which were exercisable at June 22, 1995, or within 60 days thereafter.

(4) Includes 12,000 shares issuable upon the exercise of options granted by Hogan which were exercisable at June 22, 1995, or within 60 days thereafter.

(5) Includes 400,000 shares issuable upon the exercise of options granted by Hogan which were exercisable at June 22, 1995, or within 60 days thereafter.

(6) Represents shares issuable upon the exercise of options granted by Hogan which were exercisable at June 22, 1995, or within 60 days thereafter.

(7) Includes 111,000 shares issuable upon the exercise of options granted by Hogan which were exercisable at June 22, 1995, or within 60 days thereafter.

(8) Includes 861,166 shares issuable upon the exercise of options granted by Hogan which were exercisable at June 22, 1995, or within 60 days thereafter.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Company is party to an agreement with Xycor, Inc. ("Xycor"), a privately held provider of data processing or software for the credit life insurance industry, pursuant to which Hogan will sell excess computer time to Xycor for a negotiated fee based on the amount of usage by Xycor. Gregor G. Peterson, the beneficial owner of 9.02 percent of the Company's common stock, has a minority ownership interest in Xycor and has an indirect material interest in this transaction. Revenue to Hogan from this agreement during the 1995 fiscal year equalled approximately $1.5 million, and it is anticipated that such revenues for the 1996 fiscal year could be approximately $1.32 million. While a director of the Company, Mr. Peterson abstained from the vote of the Board of Directors approving this agreement.