Form 10-K/A
period 1995-03-31
HOGAN SYSTEMS INC
filed 1995-07-28
CIK 709139

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

                                          By: ______/s/_MICHAEL H. ANDERSON_____
                                                     Michael H. Anderson
                                                   CHAIRMAN, PRESIDENT AND
                                                   CHIEF EXECUTIVE OFFICER

                                          By: _______/s/_DAVID R. BANKHEAD______
                                                      David R. Bankhead
                                              SENIOR VICE PRESIDENT FINANCE AND
                                                   CHIEF FINANCIAL OFFICER
                                                (PRINCIPAL FINANCIAL OFFICER)

Date: July 28, 1995