Form 10-Q
period 1995-06-30
HOGAN SYSTEMS INC
filed 1995-08-14
CIK 709139

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10-Q

        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1995

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

Yes [X]    No [ ]

As of July 31, 1995, there were 14,506,415 shares of the registrant's $.01 par value common stock outstanding.

                       HOGAN SYSTEMS, INC.


                              INDEX

                  PART I. FINANCIAL INFORMATION


                                                          Page No.


Item 1.    Financial Statements:

           Consolidated Balance Sheets - June 30, 1995
             and March 31, 1995                                2-3

           Consolidated Statements of Income -
             Three-months ended June 30, 1995 and 1994           4

           Consolidated Statements of Cash Flows -
             Three-months ended June 30, 1995 and 1994           5

           Notes to Consolidated Financial Statements            6

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations               7-8



                    PART II. OTHER INFORMATION



Item 6(a). Exhibits                                              9

Item 6(b). Reports on Form 8-K                                   9

Signatures                                                      10


------------------
Note: Items 1, 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

                         HOGAN SYSTEMS, INC.
                     CONSOLIDATED BALANCE SHEETS
                          (In thousands)

                               ASSETS

                                                      June  30,   March 31,
                                                         1995        1995
                                                      ---------   ---------
Current assets:
  Cash and cash equivalents                            $ 5,299      $ 7,764
  Accounts receivable, net of
   allowance for doubtful accounts of $908
   and $911                                             42,743       40,577
  Deferred income taxes                                    905          905
  Prepaid expenses and other current assets              1,054        1,685
                                                       -------      -------
   Total current assets                                 50,001       50,931

Long-term receivables                                      363          359
Property and equipment at cost, net of accumulated
  depreciation of $8,778 and $8,220                      6,906        7,236
Capitalized software costs, net of accumulated
  amortization of $12,407 and $10,894                   32,283       32,149
Intangible assets                                        5,001        5,136
Other assets                                               783          870
                                                       -------      -------
  Total assets                                         $95,337      $96,681
                                                       =======      =======

See accompanying notes to these consolidated financial statements.

                         HOGAN SYSTEMS, INC.
                     CONSOLIDATED BALANCE SHEETS
                          (In thousands)

                 LIABILITIES AND SHAREHOLDERS' EQUITY

                                                       June 30,     March 31,
                                                          1995          1995
                                                       --------     ---------
Current  liabilities:
  Accounts payable                                     $ 4,039      $ 5,666
  Accrued salary and employee benefits                   5,057        7,795
  Working capital line of credit                         3,875        1,920
  Deferred maintenance revenue                          10,183       11,741
  Deferred support revenue                                 815        1,011
  Other                                                  4,443        4,027
                                                       -------       ------
    Total current liabilities                           28,412       32,160

Deferred maintenance revenue                             2,748        3,092
Deferred income taxes                                    4,648        4,502
Other long-term liabilities                                226          257
                                                       -------      -------
    Total liabilities                                   36,034       40,011

Shareholders' equity:
  Preferred stock, no par value -
    authorized 1,000 shares - none issued
  Common stock, par value $.01 - authorized 50,000
    shares - issued 15,149 shares at June 30, 1995
    and 15,078 shares at March 31, 1995 - outstanding
    14,461 and 14,390, respectively                        151          151
  Capital in excess of par value                        45,067       44,618
  Foreign currency translation adjustments                (954)        (886)
  Retained earnings                                     20,888       18,636
                                                       -------      -------
                                                         65,152       62,519

    Less:  Treasury stock at cost, 688 shares           (5,849)      (5,849)
                                                       -------      -------
        Shareholders' equity                            59,303       56,670
                                                       -------      -------
    Total liabilities and shareholders' equity         $95,337      $96,681
                                                       =======      =======

See accompanying notes to these consolidated financial statements.

                         HOGAN SYSTEMS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except per share data)


                                                           Three Months
                                                           Ended June 30,
                                                          1995       1994
                                                          ----       ----
Revenues:
  Professional service fees                            $16,878      $13,738
  License fees                                           4,202        2,129
  Maintenance fees                                       3,869        3,917
                                                       -------      -------
    Total revenues                                      24,949       19,784

Expenses:
  Professional services                                 11,243       11,616
  Development and product support                        4,061        2,551
  Selling and marketing                                  3,954        3,594
  General and administrative                             2,106        1,909
                                                       -------      -------
    Total expenses                                      21,364       19,670
                                                       -------      -------
Operating income                                         3,585          114
Interest income, net                                        32           46
                                                       -------      -------
Income before taxes                                      3,617          160

Provision for income taxes                               1,365           80
                                                       -------      -------
Net income                                               2,252           80
                                                       =======      =======

Net income per common share                            $  0.15      $  0.01
                                                       =======      =======
Weighted average number
  of common shares                                      15,200       15,100
                                                       =======      =======

See accompanying notes to these consolidated financial statements.

                          HOGAN SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands)

                                                           Three months
                                                           Ended June 30
                                                          1995        1994
                                                          ----        ----
Cash flow from operating activities:
Net income                                            $  2,252    $     80
Adjustments to reconcile net income to cash
  provided by operating activities:
  Depreciation and amortization                          2,206        1,168
  Foreign currency translation                             (68)         150
  Changes in assets and liabilities:
     Accounts receivable                                (2,166)      (3,929)
     Prepaid expenses and other current assets             631          256
     Accounts payable                                   (1,627)         358
     Accrued salary and employee benefits               (2,738)      (1,757)
     Deferred maintenance revenue                       (1,902)        (919)
     Deferred support revenue                             (196)         711
     Deferred income taxes                                 146          (93)
     Other assets                                           83           (2)
     Other liabilities                                     385          (81)
                                                       -------      -------
                                                        (2,994)      (4,058)
Cash flow from investing activities:
  Purchase of property and equipment                      (228)      (3,917)
  Additions to capitalized software                     (1,647)      (4,443)
                                                       -------      -------
                                                        (1,875)      (8,360)
Cash flow from financing activities:
  Cash dividend                                              -       (2,443)
  Exercise of stock options                                449           10
  Proceeds from working capital line of credit           1,955        6,114
                                                       -------      -------
                                                         2,404        3,681
                                                       -------      -------
Net decrease in cash and cash equivalents               (2,465)      (8,737)

Cash and cash equivalents at beginning of period         7,764       10,374
                                                       -------      -------
Cash and cash equivalents at end of period             $ 5,299      $ 1,637
                                                       =======      =======

See accompanying notes to these consolidated financial statements.

                       HOGAN SYSTEMS, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (In thousands, except per share data)


(1) In the opinion of management, the unaudited financial information contained herein reflects all adjustments which are necessary to fairly state the Company's consolidated financial position and the consolidated results of its operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. This report on Form 10-Q should be read in conjunction with the Company's 1995 Annual Report on Form 10-K. The Company presumes that users of the accompanying interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, disclosure of information included in the Company's 1995 Annual Report on Form 10 K has been omitted. The results of operations for the quarter ended June 30, 1995, are not necessarily indicative of results for the fiscal year ending March 31, 1996.

(2) Certain items included in the financial statements for the prior year period have been reclassified to conform with the current year presentation.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations (In thousands, except per share data)
-----------------------------------------------------------

The following table sets forth the relative percentages which certain items in Hogan's Consolidated Statements of Income bear to revenues and the percentage changes in these items from the first quarter of fiscal 1995 to the first quarter of fiscal 1996.

                                                     Quarter to Quarter
                                    Percentage           Percentage
                                    of Revenues      Increase (Decrease)
                                    1995    1994          1995 vs 1994
                                   -----   -----     -------------------
Revenue:
  Professional service fees         68%     69%               23%
  License fees                      17      11                97
  Maintenance fees                  15      20                (1)
                                   ---     ---
Total revenues                     100     100                26
Expenses:
  Professional services             45      59                (3)

  Development and product support   16      13                59
  Selling and marketing             16      18                10
  General and administrative         9       9                10
                                   ---     ---
Total expenses                      86      99                 9%
                                   ---     ---
Operating income                    14%      1%
                                   ===     ===

Revenues for the quarter ended June 30, 1995, aggregated $24,949 compared to $19,784 for the comparable quarter of the prior fiscal year. The Company reported net income of $2,252 ($.15 per share) as compared to net income of $80 ($.01 per share) for the quarter ended June 30, 1994. Contributing to the profitable quarter were the Company's license sales of $4,202, an increase of 97% over the first quarter of fiscal 1995. The Company's success stems from the sale of its Credit Card System to a major European financial institution and the sale of its Customer Information System to a leading financial institution in South Africa.

Professional service revenues for the current fiscal quarter increased 23% as compared to the comparable quarter of the prior fiscal year. This increase is primarily attributable to current period additions to the number and scope of new service contracts. Professional service expenses decreased 3% during the quarter ended June 30, 1995, as the Company continued its steady improvement of its professional service margins this quarter. As a result of cost reduction steps (including decreased subcontractor and personnel costs) taken by the management team, the professional services margin has increased from 15% a year ago to 33% in the current quarter.

---------------------------------

Maintenance fees for the quarter ended June 30, 1995 remained relatively stable as compared to the quarter ended June 30, 1994.

As compared to the same quarter of the prior fiscal year, development and product support expenses increased by $1,510 or 59%. This is attributable to a significant increase in software amortization expense ($800) and customer support expense ($200) resulting from new product releases during fiscal year 1995 and the shift of activity from capitalizable projects to product support. The remaining increase is related to ongoing research and development efforts.

Selling and marketing expenses have increased by $360 or 10% during the current quarter as compared to the same period a year ago. This change results from increases in compensation due to the addition of personnel to meet the Company's planned worldwide sales force goals.

The increase of $197 or 10% in the current quarter, when compared to the same period a year ago is primarily attributable to staffing increases in the human resources department required to service the Company's growing worldwide employee base.


Liquidity and Capital Resources (In thousands)
----------------------------------------------

The Company's principal sources of liquidity have historically resulted from cash flow from operations and draws on its revolving line of credit. During the current quarter, the Company made several large scheduled payments, including royalty and bonus payments, which contributed to the negative cash flow from operations. The Company believes, subject to market changes, that its working capital, capital equipment and software development expenditures for the foreseeable future will be met by cash flow from operations and available borrowing capacity under its $20,000 revolving bank line of credit ($16,125 available at June 30, 1995).

Seasonality
-----------

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

                   PART II.  OTHER INFORMATION



Items 1, 2, 3, 4 and 5 are not applicable.

Item 6(a):  Exhibits

            Exhibit 11 - Calculation of weighted average number of common shares and common share equivalents outstanding for the three-month periods ended June 30, 1995 and 1994.

Item 6(b):  Reports on Form 8-K

          On June 7, 1995, the Company filed a report on Form 8K for the purpose of announcing that it had engaged the investment banking firm of Morgan Stanley and Co., Inc. as its financial advisor for the purpose of evaluating strategic alternatives intended to maximize shareholder value. The Form 8K filing incorporated by reference the related press release filed as Exhibit 99.1 to that filing.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


August 14, 1995



HOGAN SYSTEMS, INC.
----------------------
(Registrant)

/s/MICHAEL H. ANDERSON
----------------------
Michael H. Anderson
Chairman, President and
Chief Executive Officer
(Principal Executive Officer
and Director)



/s/DAVID R. BANKHEAD
--------------------
David R. Bankhead
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)