Form 10-Q
period 1995-09-30
HOGAN SYSTEMS INC
filed 1995-11-13
CIK 709139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1995

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ___ to ___

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

Yes [X]    No [ ]

As of October 31, 1995, there were 14,509,415 shares of the registrant's $.01 par value common stock outstanding.

                              HOGAN SYSTEMS, INC.


                                    INDEX

                         PART I. FINANCIAL INFORMATION


                                                                     Page No.
                                                                     --------


Item 1.    Financial Statements:

          Consolidated Balance Sheets - September 30, 1995
             and March 31, 1995                                          2-3

          Consolidated Statements of Income - Three months and
             Six months ended September 30, 1995 and 1994                  4

          Consolidated Statements of Cash Flows -
             Six months ended September 30, 1995 and 1994                  5

          Note to Consolidated Financial Statements                        6

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           7-9



                      PART II. OTHER INFORMATION



Item 6(a).  Exhibits                                                     10

Item 6(b).  Reports on Form 8-K                                          10

Signatures                                                               11



Note: Items 1, 2, 3, 4 and 5 of Part II are omitted because they are not applicable.





                               HOGAN SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                     ASSETS


                                                                                   September 30,            March 31,
                                                                                        1995                   1995
                                                                                   -------------            ---------

Current assets:
    Cash and cash equivalents                                                       $       4,745         $      7,764
    Accounts receivable, net of
      allowance for doubtful accounts of $995 and $911                                     44,103               40,577
    Deferred income taxes                                                                     905                  905
    Prepaid expenses and other current assets                                               1,445                1,685
                                                                                    -------------         ------------

      Total current assets                                                                 51,198               50,931

Long-term receivables                                                                       3,008                  359
Property and equipment at cost, net of accumulated
    depreciation of $9,312 and $8,220                                                       6,577                7,236
Capitalized software costs, net of accumulated
    amortization of $14,085 and $10,894                                                    31,896               32,149
Intangible assets                                                                           4,866                5,136
Other assets                                                                                  813                  870
                                                                                    -------------         ------------

    Total assets                                                                    $      98,358         $     96,681
                                                                                    =============         ============


See accompanying note to these consolidated financial statements.


                                                                  - 2-



                               HOGAN SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                      September 30,           March 31,
                                                                                           1995                  1995
                                                                                      -------------           ---------

Current  liabilities:
    Accounts payable                                                                 $      4,491        $       5,666
    Accrued salary and employee benefits                                                    6,247                7,795
    Working capital line of credit                                                          3,050                1,920
    Deferred maintenance revenue                                                           10,018               11,741
    Deferred support revenue                                                                  274                1,011
    Other                                                                                   5,063                4,027
                                                                                     ------------        -------------

       Total current liabilities                                                           29,143               32,160

Deferred maintenance revenue                                                                3,278                3,092
Deferred income taxes                                                                       4,609                4,502
Other long-term liabilities                                                                   116                  257
                                                                                     ------------        -------------

       Total liabilities                                                                   37,146               40,011

Shareholders' equity:
    Preferred stock, no par value -
       authorized 1,000 shares - none issued
    Common stock, par value $.01 - authorized 50,000
       shares - issued  15,198 shares at September 30, 1995 and 15,078 shares at
       March 31, 1995 - outstanding
       14,510 and 14,390, respectively                                                        152                  151
    Capital in excess of par value                                                         45,314               44,618
    Foreign currency translation adjustments                                               (1,151)                (886)
    Retained earnings                                                                      22,746               18,636
                                                                                     ------------        -------------

                                                                                           67,061               62,519

       Less:  Treasury stock at cost, 688 shares                                           (5,849)              (5,849)
                                                                                     ------------        -------------

               Shareholders' equity                                                        61,212               56,670
                                                                                     ------------        -------------

       Total liabilities and shareholders' equity                                    $     98,358        $      96,681
                                                                                     ============        =============


See accompanying note to these consolidated financial statements.

                                                                  - 3-


                               HOGAN SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)

                                                                    Three                         Six
                                                                Months Ended                 Months Ended
                                                                September 30,                September 30,
                                                              1995          1994           1995          1994
                                                              ----          ----           ----          ----

Revenues:
    Professional services                                 $  17,407    $   15,535       $   34,285   $   29,273
    License                                                   3,828         4,013            8,030        6,142
    Maintenance                                               4,942         3,862            8,811        7,779
                                                          ---------    ----------       ----------   ----------

        Total revenues                                       26,177        23,410           51,126       43,194

Expenses:
    Professional services                                    11,188        12,557           22,431       24,173
    Development and product support                           4,945         2,794            9,006        5,345
    Selling and marketing                                     4,620         3,565            8,574        7,159
    General and administrative                                2,306         2,145            4,412        4,054
                                                          ---------    ----------       ----------   ----------

        Total expenses                                       23,059        21,061           44,423       40,731
                                                          ---------    ----------       ----------   ----------

Operating income                                              3,118         2,349            6,703        2,463
Interest income (expense), net                                  (56)           64              (24)         110
                                                          ---------    ----------       ----------   ----------

Income before taxes                                           3,062         2,413            6,679        2,573
Provision for income taxes                                    1,204         1,070            2,569        1,150
                                                          ---------    ----------       ----------   ----------

Net income                                                $   1,858    $    1,343       $    4,110   $    1,423
                                                          =========    ==========       ==========   ==========

Net income per common share                                   $0.12         $0.09            $0.27        $0.10
                                                          =========    ==========       ==========   ==========

Weighted average number
    of common shares                                         15,500        14,800           15,500       14,900
                                                          =========    ==========       ==========   ==========


See accompanying note to these consolidated financial statements.

                                                                  - 4-



                                                     HOGAN SYSTEMS, INC.
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (In thousands)

                                                                                                 Six Months
                                                                                             Ended September 30,
                                                                                           1995              1994
                                                                                           ----              ----

Cash flow from operating activities:
Net income                                                                           $      4,110         $      1,423
Adjustments to reconcile net income to cash used by
    operating activities:
    Depreciation and amortization                                                           4,554                2,604
    Provision for losses on accounts receivable                                               200                   60
    Foreign currency translation                                                             (265)                 224
    Changes in assets and liabilities:
        Accounts receivable                                                                (6,375)              (3,685)
        Prepaid expenses and other current assets                                             240                   58
        Accounts payable                                                                   (1,175)                 187
        Accrued salary and employee benefits                                               (1,548)              (1,010)
        Deferred maintenance revenue                                                       (1,537)                (699)
        Deferred support revenue                                                             (737)                (293)
        Deferred income taxes                                                                 107                1,047
        Other assets                                                                           57                   40
        Other liabilities                                                                     895                 (577)
                                                                                     ------------         ------------
                                                                                           (1,474)                (621)
Cash flow from investing activities:
    Purchase of property and equipment                                                       (433)              (1,643)
    Additions to capitalized software                                                      (2,939)             (10,646)
                                                                                     ------------         ------------
                                                                                           (3,372)             (12,289)
Cash flow from financing activities:
    Cash dividend                                                                               -               (2,443)
    Exercise of stock options                                                                 697                   10
    Proceeds from working capital line of credit                                            1,130                6,840
                                                                                     ------------         ------------
                                                                                            1,827                4,407
                                                                                     ------------         ------------

Net decrease in cash and cash equivalents                                                  (3,019)              (8,503)

Cash and cash equivalents at beginning of period                                            7,764               10,374
                                                                                     ------------         ------------

Cash and cash equivalents at end of period                                           $      4,745         $      1,871
                                                                                     ============         ============


See accompanying note to these consolidated financial statements.


                               HOGAN SYSTEMS, INC.

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS



(1) In the opinion of management, the unaudited financial information contained herein reflects all adjustments which are necessary to fairly state the Company's consolidated financial position and the consolidated results of its operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. This report on Form 10-Q should be read in conjunction with the Company's 1995 Annual Report on Form 10-K. The Company presumes that users of the accompanying interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, disclosure of information included in the Company's 1995 Annual Report on Form 10-K has been omitted. The results of operations for the quarter ended September 30, 1995, are not necessarily indicative of results for the fiscal year ending March 31, 1996.




                                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations (In thousands, except per share data)
-----------------------------------------------------------

The following table sets forth the relative percentages which certain items in Hogan's Consolidated Statements of Income bear to revenues and the percentage changes in these items from the second quarter of fiscal 1995 to the second quarter of fiscal 1996.


                                                                                      Quarter to Quarter
                                                                                          Percentage
                                                      Percentage of Revenues          Increase (Decrease)
                                                         1996        1995                1996 vs 1995
                                                         ----        ----                ------------


Revenues:
    Professional services                                  66%            66%                   12%
    License                                                15             17                    (5)
    Maintenance                                            19             17                    28
                                                       ------         ------

Total revenues                                            100            100                    12

Expenses:
    Professional services                                  43             54                   (11)
    Development and product support                        18             12                    77
    Selling and marketing                                  18             15                    30
    General and administrative                              9              9                     8
                                                       ------         ------

Total expenses                                             88             90                     9
                                                       ------         ------

Operating income                                           12%            10%                   33%
                                                       ======         ======


Revenues for the quarter ended September 30, 1995 aggregated $26,177 compared to $23,410 for the comparable quarter of the prior fiscal year. The Company reported net income of $1,858 ($.12 per share) as compared to net income of $1,343 ($.09 per share) for the quarter ended September 30, 1994.

Revenues for the six months ended September 30, 1995 aggregated $51,126 compared to $43,194 for the comparable quarter of the prior fiscal year. The Company reported net income of $4,110 ($.27 per share) as compared to net income of
$1,423 ($.10 per share) for the six months ended September 30, 1994. Contributing to the profitable period were the Company's license sales of $8,030, an increase of 31% over the same period of fiscal 1995, and continuing strong results in professional services. The Company's improvement in license revenues over the prior period is a result of an international sales effort which secured several new license agreements in Europe and South Africa, as well as obtaining a global upgrade fee from yet another European institution.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations (Continued)
---------------------------------

Professional service revenues for the current fiscal quarter increased $1,872 or 12% as compared to the comparable quarter of the prior fiscal year. This increase is primarily attributable to current period additions to the number and scope of new service contracts. Professional service expenses decreased $1,369 or 11% during the quarter ended September 30, 1995, as the Company continued its improvement of its professional service margins. For the six-month period ended September 30, 1995 professional service revenues grew $5,012 or 17% while the related expenses dropped $1,742 or 7% compared to the same period in the prior year. As a result of cost reduction steps (including decreased subcontractor and personnel costs) taken by the management team, the professional service margin has increased from 17% a year ago to 35% in the current six-month period.

Maintenance revenues for the quarter ended September 30, 1995 increased $1,080 or 28% over the same period last year as the Company continued to benefit from maintenance agreements related to license sales made in 1995 and 1996. Also contributing to the exceptional quarter was the positive resolution of several individually insignificant contractual issues held over from earlier periods. These factors, coupled with the first quarter results, combined to produce a 13% increase in maintenance revenues for the first six months of fiscal 1996 compared to the first six months of fiscal 1995.

As compared to the same quarter of the prior fiscal year, development and product support expenses increased by $2,151 or 77%. This is attributable to a significant increase in software amortization expense ($800) and customer support expense ($300) resulting from new product releases during the latter part of fiscal year 1995 and the shift of activity from capitalizable projects to product support. The remaining increase is related to ongoing research and development efforts. The $3,661 or 68% increase for the six-month period as compared to the same period last year is attributable to the same factors.

Selling and marketing expenses have increased by $1,055 or 30% during the current quarter and $1,415 or 20% during the current six-month period as compared to the respective periods a year ago. This change results from increases in compensation due to a 30% increase in the number of personnel required to meet the Company's planned worldwide sales force goals.

General and administrative expense remained stable as a percent of revenues (9%) for the three-month and six-month periods ended September 30, 1995 and 1994.

Liquidity and Capital Resources (In thousands)
----------------------------------------------

The Company's principal sources of liquidity have historically resulted from cash flow from operations and draws on its revolving line of credit. During the six months ended September 30, 1995, the Company's cash flow from operations was negatively impacted by an increase in trade accounts receivable of $6,175. This increase is attributable to several factors, including market conditions, contractual issues and timing of product deliveries.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources (Continued)
-------------------------------------------

During the current  quarter,  one of the Company's South American  customers was
placed  under  government   control.   Management  is  actively  monitoring  the
situation.

The Company believes, subject to market changes, that its working capital, capital equipment and software development expenditures for the foreseeable future will be met by cash flow from operations and more recently, available borrowing capacity under its $20,000 revolving bank line of credit.

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

                           PART II. OTHER INFORMATION



Items 1, 2, 3, 4 and 5 are not applicable.

Item 6(a): Exhibits

           Exhibit 11 - Calculation of weighted average number of common shares and common share equivalents outstanding for the three-month and six-month periods ended September 30, 1995 and 1994.

Item 6(b): Reports on Form 8-K

           No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



November 10, 1995


HOGAN SYSTEMS, INC.
--------------------------------------------

(Registrant)




/s/MICHAEL H. ANDERSON
--------------------------------------------

Michael H. Anderson
Chairman, President and
Chief Executive Officer
(Principal Executive Officer
and Director)



/s/DAVID R. BANKHEAD
--------------------------------------------

David R. Bankhead
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)