Form 10-Q
period 1995-12-31
HOGAN SYSTEMS INC
filed 1996-02-07
CIK 709139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1995

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from  ____  to  ____

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

Yes [X]    No [ ]

As of January 31, 1996, there were 15,290,764 shares of the registrant's $.01 par value common stock outstanding.

                         HOGAN SYSTEMS, INC.


                                INDEX

                    PART I. FINANCIAL INFORMATION


                                                                      Page No.
                                                                      --------

Item 1.     Financial Statements:

            Condensed Consolidated Balance Sheets -
              December 31, 1995 and March 31, 1995                      2-3

            Condensed Consolidated Statements of Income -
              Three months and Nine months ended
              December 31, 1995 and 1994                                 4

            Condensed Consolidated Statements of Cash Flows -
              Nine months ended December 31, 1995 and 1994               5

            Notes to Condensed Consolidated Financial Statements         6

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       7-8



                  PART II. OTHER INFORMATION



Item 6(a).  Exhibits                                                     9

Item 6(b).  Reports on Form 8-K                                          9

Signatures                                                              10



Note: Items 1, 2, 3, 4 and 5 of Part II are omitted because they are not applicable.





                               HOGAN SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                     ASSETS
                                     ------
                                                                                     December 31,            March 31,
                                                                                         1995                   1995
                                                                                     ------------            ---------
Current assets:
    Cash and cash equivalents                                                        $     5,043            $   7,764
    Accounts receivable, net of
      allowance for doubtful accounts of $993 and $911                                    43,748               40,577
    Deferred income taxes                                                                    905                  905
    Prepaid expenses and other current assets                                              1,645                1,685
                                                                                     -----------            ---------

      Total current assets                                                                51,341               50,931

Long-term receivables                                                                      1,370                  359
Property and equipment at cost, net of accumulated
    depreciation of $9,819 and $8,220                                                      6,459                7,236
Capitalized software costs, net of accumulated
    amortization of $15,794 and $10,894                                                   31,711               32,149
Intangible assets                                                                          4,731                5,136
Other assets                                                                               1,406                  870
                                                                                     -----------            ---------

    Total assets                                                                     $    97,018            $  96,681
                                                                                     ===========            =========

See accompanying notes to these condensed consolidated financial statements.





                               HOGAN SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

                                                                                      December 31,           March 31,
                                                                                          1995                  1995
                                                                                      ------------           ---------
Current  liabilities:
    Accounts payable                                                                 $      4,533        $       5,666
    Accrued salary and employee benefits                                                    7,104                7,795
    Working capital line of credit                                                          1,500                1,920
    Deferred maintenance revenue                                                            8,493               11,741
    Deferred support revenue                                                                  628                1,011
    Other                                                                                   5,301                4,027
                                                                                     ------------        -------------
       Total current liabilities                                                           27,559               32,160

Deferred maintenance revenue                                                                2,841                3,092
Deferred income taxes                                                                       4,647                4,502
Other long-term liabilities                                                                    62                  257
                                                                                     ------------        -------------
       Total liabilities                                                                   35,109               40,011

Shareholders' equity:
    Preferred stock, no par value -
       authorized 1,000 shares - none issued
    Common stock, par value $.01 - authorized 50,000
       shares - issued  15,951  shares at December 31, 1995 and 15,078 shares at
       March 31, 1995 - outstanding
       15,263 and 14,390, respectively                                                        160                  151
    Capital in excess of par value                                                         49,219               44,618
    Foreign currency translation adjustments                                               (1,143)                (886)
    Retained earnings                                                                      23,410               18,636
                                                                                     ------------        -------------
                                                                                           71,646               62,519

       Less:  Treasury stock at cost, 688 shares                                           (5,849)              (5,849)
              Notes receivable from officers                                               (3,888)                   -
                                                                                     ------------        -------------
              Shareholders' equity                                                         61,909               56,670
                                                                                     ------------        -------------
       Total liabilities and shareholders' equity                                    $     97,018        $      96,681
                                                                                     ============        =============


See accompanying notes to these condensed consolidated financial statements.




                               HOGAN SYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)

                                                                      Three                               Nine
                                                                   Months Ended                       Months Ended
                                                                   December 31,                       December 31,
                                                              1995             1994              1995             1994
                                                              ----             ----              ----             ----

Revenues:
    Professional service fees                           $    17,039      $   15,481       $    51,324      $    44,753
    License fees                                                900             717             8,930            6,859
    Maintenance fees                                          5,204           4,118            14,015           11,897
                                                        -----------      ----------       -----------      -----------
        Total revenues                                       23,143          20,316            74,269           63,509

Expenses:
    Professional services                                    10,949          11,732            33,380           35,877
    Development and product support                           4,964           2,381            13,970            7,754
    Selling and marketing                                     3,966           3,544            12,540           10,702
    General and administrative                                2,347           2,012             6,759            6,030
                                                        -----------      ----------       -----------      -----------
        Total expenses                                       22,226          19,669            66,649           60,363
                                                        -----------      ----------       -----------      -----------

Operating income                                                917             647             7,620            3,146
Interest income(expense), net                                   104             (69)               80                5
                                                        -----------      ----------       -----------      -----------

Income before taxes                                           1,021             578             7,700            3,151
Provision for income taxes                                      357             271             2,926            1,421
                                                        -----------      ----------       -----------      -----------

Net income                                              $       664      $      307       $     4,774      $     1,730
                                                        ===========      ==========       ===========      ===========

Net income per common share                                   $0.04           $0.02             $0.31            $0.12
                                                              =====           =====             =====            =====

    Weighted average number
        of common shares                                     15,600          14,631            15,600           14,837
                                                        ===========      ==========       ===========      ===========

See accompanying notes to these condensed consolidated financial statements.

                              - 4 -




                                    HOGAN SYSTEMS, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (In thousands)

                                                                                                 Nine Months
                                                                                               Ended December 31,
                                                                                          1995                 1994
                                                                                          ------               -----
Cash flow from operating activities:
Net income                                                                           $      4,774         $      1,730
Adjustments to reconcile net income to cash used by operating activities:
    Depreciation and amortization                                                           6,905                3,979
    Provision for losses on accounts receivable                                                82                   90
    Foreign currency translation                                                             (257)                 229
    Changes in assets and liabilities:
        Accounts receivable                                                                (4,264)               4,004
        Prepaid expenses and other current assets                                              40                  (12)
        Accounts payable                                                                   (1,133)                 635
        Accrued salary and employee benefits                                                 (691)                (683)
        Deferred maintenance revenue                                                       (3,499)              (1,654)
        Deferred support revenue                                                             (383)                 538
        Deferred income taxes                                                                 145                  666
        Other assets                                                                         (536)                  56
        Other liabilities                                                                   1,027                  243
                                                                                     ------------         ------------
                                                                                            2,210                9,821
                                                                                     ------------         ------------
Cash flow from investing activities:
    Purchase of property and equipment                                                       (860)              (4,518)
    Additions to capitalized software                                                      (4,373)             (10,626)
                                                                                     ------------         ------------
                                                                                           (5,233)             (15,144)
                                                                                     ------------         ------------
Cash flow from financing activities:
    Cash dividend                                                                               -               (2,443)
    Exercise of stock options                                                                 722                   28
    Proceeds from working capital line of credit                                             (420)                   -
                                                                                     ------------         ------------
                                                                                              302               (2,415)
                                                                                     ------------         ------------
Net decrease in cash and cash equivalents                                                  (2,721)              (7,738)

Cash and cash equivalents at beginning of period                                            7,764               10,374
                                                                                     ------------         ------------
Cash and cash equivalents at end of period                                           $      5,043         $      2,636
                                                                                     ============         ============


See accompanying notes to these condensed consolidated financial statements.

                               HOGAN SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1) In the opinion of management, the unaudited financial information contained herein reflects all adjustments which are necessary to fairly state the Company's consolidated financial position and the consolidated results of its operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. This report on Form 10-Q should be read in conjunction with the Company's 1995 Annual Report on Form 10-K. The Company presumes that users of the accompanying interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, disclosure of information included in the Company's 1995 Annual Report on Form 10-K has been omitted. The results of operations for the quarter ended December 31, 1995, are not necessarily indicative of results for the fiscal year ending March 31, 1996.

(2) On November 28, 1995 several of the Company's senior officers exercised options to purchase the Company's common stock. The Company entered into loan agreements with each of the officers for their respective cost of exercise. The issuance of common stock and the associated notes receivable from the officers are reflected in the shareholders' equity section of the condensed consolidated balance sheet.

(3) On December 13, 1995 the Company filed a report on Form 8-K for the purpose of announcing that on December 10, 1995 the Company signed a definitive agreement to merge with The Continuum Company, Inc. The merger, expected to be completed in March, 1996, is subject to the approval of the stockholders of each company.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations (In thousands, except per share data)
-----------------------------------------------------------

Revenues for the quarter ended December 31, 1995, aggregated $23,143 compared to $20,316 for the comparable quarter of the prior fiscal year. The Company reported net income of $664 ($.04 per share) as compared to net income of $307 ($.02 per share) for the quarter ended December 31, 1994.

For the nine-month period ended December 31, 1995, revenues totaled $74,269 compared to $63,509 in the same period of the prior fiscal year, an increase of $10,760 (17%). Net income of $4,774 ($.31 per share) for the nine-month period ended December 31, 1995 compares to net income of $1,730 ($.12 per share) for the nine-month period ended December 31, 1994.

Professional service revenues for the current fiscal quarter increased to $17,039 from $15,481 in the comparable quarter of last fiscal year, an increase of 10 percent. For the nine-month period ended December 31, 1995, professional service revenues increased 15 percent to $51,324 from $44,753 in the comparable period a year ago. These increases are primarily attributable to increased consulting rates and current period additions to the number and scope of new service contracts associated with the license agreements entered into by the Company during fiscal 1995 and 1996.

License fees increased by $183 and $2,071 for the quarter and nine-month period ended December 31, 1995, respectively, as compared to the comparable periods of the prior fiscal year. These increases are attributable to the number of software products delivered in the respective fiscal periods. These products are sophisticated software products that typically require a significant purchase commitment by customers, and therefore, result in a lengthy and variable sales cycle.

Maintenance fees increased by $1,086 (26%) and $2,118 (18%) during the three month and nine-month periods ended December 31, 1995, respectively, as compared to the comparable periods of the prior fiscal year, as the Company continued to benefit from maintenance agreements related to license sales made in fiscal years 1995 and 1996.

Professional service expenses decreased from $11,732 during the quarter ended December 31, 1994, to $10,949 during the quarter ended December 31, 1995, resulting in an increase in services margin (ratio of professional service revenues exceeding professional service expenses to professional service revenues) from 24% to 36%. For the nine-month periods ended December 31, 1994 and 1995 this expense decreased from $35,877 to $33,380 while the services margin increased from 20% to 35%. The overall expense decreases result principally from cost reduction steps (including decreased subcontractor and personnel costs) taken by the management team as well as improved utilization of personnel.

As compared to the comparable periods for the prior fiscal year, development and product support expenses increased by $2,583 and $6,216 for the quarter and nine-month period ended December 31, 1995, respectively. These increases are attributable to a significant increase in software amortization expense resulting from new product releases during the latter part of fiscal year 1995 and the shift of activity from capitalizable projects to product support. The remaining increases are related to ongoing research and development efforts.

---------------------------------

Selling and marketing expenses increased $422 (12%) and $1,838 (17%), respectively, for the current quarter and the nine-month period ended December 31, 1995, as compared to the comparable periods a year ago. This change results from increased compensation expense due to an increase in the number of personnel required to meet the Company's planned world-wide sales force goals. The total sales and marketing cost as a percentage of revenues has remained at approximately 17% in each of the corresponding quarters and nine-month periods.

General and administrative expense increases of 17 percent and 12 percent, respectively, for the quarter and nine-month period ended December 31, 1995 have resulted primarily from increases in compensation and outside audit and legal expenses related to the proposed merger with The Continuum Company.

Liquidity and Capital Resources (In thousands)
----------------------------------------------

The Company's principal sources of liquidity have historically resulted from cash flow from operations, the issuance of common stock, existing cash balances and its line of credit. During the nine-month period ended December 31, 1995, the Company's cash flow from operations was negatively impacted by an increase in accounts receivable of $4,264. This increase is attributable to several factors, including market conditions, contractual issues and timing of product deliveries. The timing of collections of accounts receivable can also be impacted by local economic and political conditions which are outside of management's control.

During the second fiscal quarter, one of the Company's South American customers was placed under government control. Subsequently, an agreement in principle was reached with a major Brazilian bank to purchase the customer bank and continue its operations. The Company will continue to monitor the situation.

The Company believes that its working capital, capital equipment and software development expenditures for the foreseeable future, including those for the current product marketing and development plans, will be met by cash flow from operations and available borrowing capacity under its $20,000 revolving bank line of credit.

Seasonality (In thousands)
--------------------------

Operating results do not usually follow a predictable seasonal pattern. As discussed earlier, the software products and services delivered are sophisticated in nature and require a significant purchase commitment by customers. Therefore, this process results in a lengthy and variable sales cycle resulting in quarterly revenues and net income which have historically been variable.

                           PART II. OTHER INFORMATION


Items 1, 2, 3, 4 and 5 are not applicable.

Item 6(a):    Exhibits

              Exhibit 11 - Calculation of weighted average number of common shares and common share equivalents outstanding for the three-month and nine-month periods ended December 31, 1995 and 1994.

Item 6(b):    Reports on Form 8-K

              On December 13, 1995 the Company filed a report on Form 8-K for the purpose of announcing that on December 10, 1995, the Registrant signed a definitive agreement to merge with The Continuum Company, Inc. On December 11, 1995 the Company and The
              Continuum Company, Inc. issued a joint press release describing the transaction. The Form 8-K filing incorporated by reference the Agreement and Plan of Merger as Exhibit 2.1 and the press release as Exhibit 99.1.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 7, 1996




                  HOGAN SYSTEMS, INC.
------------------------------------------------------------
                       (Registrant)




                 /s/MICHAEL H. ANDERSON
------------------------------------------------------------
                   Michael H. Anderson
                 Chairman, President and
                 Chief Executive Officer
              (Principal Executive Officer
                      and Director)



                  /s/DAVID R. BANKHEAD
------------------------------------------------------------
                    David R. Bankhead
                Senior Vice President and
                 Chief Financial Officer
              (Principal Financial Officer)